Form 10-Q
period 2024-04-30
G III APPAREL GROUP LTD /DE/
filed 2024-06-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2024

or

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

As of June 3, 2024, there were 44,987,939 shares of issuer’s common stock, par value $0.1 per share, outstanding.

7

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$508,434	$289,729	$507,829
Accounts receivable, net of allowance for doubtful accounts of $1,195, $18,832 and $1,471, respectively	473,186	494,601	562,363
Inventories	479,671	630,308	520,426
Prepaid income taxes	19,080	7,692	1,356
Prepaid expenses and other current assets	68,143	69,432	68,344
Total current assets	1,548,514	1,491,762	1,660,318
Investments in unconsolidated affiliates	22,007	27,585	22,472
Property and equipment, net	60,588	53,157	55,084
Operating lease assets	209,199	237,056	216,886
Other assets, net	44,875	52,183	45,147
Other intangibles, net	29,653	34,131	31,676
Deferred income tax assets, net	25,581	26,389	19,248
Trademarks	624,982	632,220	630,333
Total assets	$2,565,399	$2,554,483	$2,681,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$23,664	$139,418	$15,026
Accounts payable	158,652	140,064	182,531
Accrued expenses	103,854	99,092	140,535
Customer refund liabilities	59,865	69,408	84,054
Current operating lease liabilities	55,990	51,024	56,587
Income tax payable	5,899	8,234	14,676
Other current liabilities	141	863	219
Total current liabilities	408,065	508,103	493,628
Notes payable, net of discount and unamortized issuance costs	402,687	403,586	402,807
Deferred income tax liabilities, net	48,152	45,561	42,736
Noncurrent operating lease liabilities	168,462	202,406	178,247
Other noncurrent liabilities	20,686	15,325	15,764
Total liabilities	1,048,052	1,174,981	1,133,182

Redeemable noncontrolling interests	(2,528)	(945)	(2,278)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	450,844	472,474	458,841
Accumulated other comprehensive loss	(10,090)	(6,936)	(3,207)
Retained earnings	1,165,914	987,180	1,160,112
Common stock held in treasury, at cost - 4,430, 3,802 and 3,668 shares, respectively	(87,057)	(72,535)	(65,750)
Total stockholders' equity	1,519,875	1,380,447	1,550,260
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,565,399	$2,554,483	$2,681,164

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended April 30,
	2024	2023

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$609,747	$606,589
Cost of goods sold	350,854	356,788
Gross profit	258,893	249,801
Selling, general and administrative expenses	236,621	227,961
Depreciation and amortization	8,768	6,576
Operating profit	13,504	15,264
Other (loss) income	(223)	973
Interest and financing charges, net	(5,424)	(12,151)
Income before income taxes	7,857	4,086
Income tax expense	2,305	945
Net income	5,552	3,141
Less: Loss attributable to noncontrolling interests	(250)	(95)
Net income attributable to G-III Apparel Group, Ltd.	$5,802	$3,236

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.13	$0.07
Weighted average number of shares outstanding	45,484	46,286

Diluted:
Net income per common share	$0.12	$0.07
Weighted average number of shares outstanding	46,734	47,442

Net income	$5,552	$3,141
Other comprehensive loss:
Foreign currency translation adjustments	(6,883)	4,715
Other comprehensive (loss) income	(6,883)	4,715
Comprehensive (loss) income	$(1,331)	$7,856
Comprehensive loss attributable to noncontrolling interests:
Net loss	(250)	(95)
Foreign currency translation adjustments	—	2
Comprehensive loss attributable to noncontrolling interests	(250)	(93)
Comprehensive (loss) income attributable to G-III Apparel Group, Ltd.	$(1,581)	$7,763

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of January 31, 2024	$264	$458,841	$(3,207)	$1,160,112	$(65,750)	$1,550,260
Equity awards vested, net	—	(7,043)	—	—	7,043	—
Share-based compensation expense	—	6,580	—	—	—	6,580
Taxes paid for net share settlements	—	(7,534)	—	—	—	(7,534)
Other comprehensive loss, net	—	—	(6,883)	—	—	(6,883)
Repurchases of common stock	—	—	—	—	(28,350)	(28,350)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	5,802	—	5,802
Balance as of April 30, 2024	$264	$450,844	$(10,090)	$1,165,914	$(87,057)	$1,519,875

Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448
Equity awards vested, net	—	(53)	—	—	53	—
Share-based compensation expense	—	3,837	—	—	—	3,837
Taxes paid for net share settlements	—	(22)	—	—	—	(22)
Other comprehensive income, net	—	—	4,717	—	—	4,717
Repurchases of common stock	—	—	—	—	(16,769)	(16,769)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	3,236	—	3,236
Balance as of April 30, 2023	$264	$472,474	$(6,936)	$987,180	$(72,535)	$1,380,447

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2024	2023

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$5,802	$3,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,768	6,576
Loss on disposal of fixed assets	6	393
Non-cash operating lease costs	13,899	14,902
Equity loss in unconsolidated affiliates	893	482
Change in fair value of equity securities	—	(1,009)
Share-based compensation	6,580	3,837
Deferred financing charges and debt discount amortization	823	2,640
Deferred income taxes	(917)	778
Changes in operating assets and liabilities:
Accounts receivable, net	89,177	180,362
Inventories	40,755	79,037
Income taxes, net	(26,501)	(8,448)
Prepaid expenses and other current assets	(61)	2,422
Other assets, net	(487)	448
Customer refund liabilities	(24,189)	(20,352)
Operating lease liabilities	(14,892)	(16,724)
Accounts payable, accrued expenses and other liabilities	(54,165)	(46,749)
Net cash provided by operating activities	45,491	201,831

Cash flows from investing activities
Operating lease assets initial direct costs	(1,648)	(52)
Investment in equity interest of private company	(429)	(3,600)
Capital expenditures	(12,720)	(4,978)
Net cash used in investing activities	(14,797)	(8,630)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(23,528)	(85,400)
Proceeds from borrowings - revolving facility	23,528	5,313
Repayment of borrowings - foreign facilities	(30,539)	(36,073)
Proceeds from borrowings - foreign facilities	39,100	37,199
Purchase of treasury shares	(28,350)	(16,769)
Taxes paid for net share settlements	(7,534)	(22)
Net cash used in financing activities	(27,323)	(95,752)

Foreign currency translation adjustments	(2,766)	628
Net increase in cash and cash equivalents	605	98,077
Cash and cash equivalents at beginning of period	507,829	191,652
Cash and cash equivalents at end of period	$508,434	$289,729

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$11,953	$16,781
Income tax payments, net	$24,182	$9,176

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. The Company’s DKNY and Donna Karan business in China is operated by Fabco Holding B.V. (“Fabco”), a Dutch joint venture limited liability company that was 75% owned by the Company through April 16, 2024 and was treated as a consolidated majority-owned subsidiary. Effective April 17, 2024, the Company acquired the remaining 25% interest in Fabco that it did not previously own and, as a result, Fabco began being treated as a wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Sonia Rykiel, a Swiss corporation that is wholly-owned by the Company, and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the three-month period ended April 30, 2024, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included for the three-month period ended March 31, 2024. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2025 and 2024, the three-month periods for the retail operations segment were each 13-week periods and ended on May 4, 2024 and April 29, 2023, respectively.

The results for the three months ended April 30, 2024 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company’s accounts receivable and allowance for doubtful accounts as of April 30, 2024, April 30, 2023 and January 31, 2024 were:

	April 30, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$473,075	$1,306	$474,381
Allowance for doubtful accounts	(1,132)	(63)	(1,195)
Accounts receivable, net	$471,943	$1,243	$473,186

	April 30, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$512,315	$1,118	$513,433
Allowance for doubtful accounts	(18,769)	(63)	(18,832)
Accounts receivable, net	$493,546	$1,055	$494,601

	January 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$563,130	$704	$563,834
Allowance for doubtful accounts	(1,408)	(63)	(1,471)
Accounts receivable, net	$561,722	$641	$562,363

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

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	276	—	276
Accounts written off as uncollectible	—	—	—
Balance as of April 30, 2024	$(1,132)	$(63)	$(1,195)

Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	(532)	(3)	(535)
Accounts written off as uncollectible	—	—	—
Balance as of April 30, 2023	$(18,769)	$(63)	$(18,832)

Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	166	(3)	163
Accounts written off as uncollectible	16,663	—	16,663
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $11.3 million, $12.9 million and $16.5 million as of April 30, 2024, April 30, 2023 and January 31, 2024, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $10.3 million, $7.6 million and $6.6 million at April 30, 2024, April 30, 2023 and January 31, 2024, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2024	2023	2024	2024	2023	2024

		(In thousands)
Secured Notes	1	$400,000	$400,000	$400,000	$401,952	$376,000	$401,080
Note issued to LVMH	3	—	123,019	—	—	121,476	—
Unsecured loans	2	8,517	11,212	8,791	8,517	11,212	8,791
Overdraft facilities	2	6,932	4,132	2,651	6,932	4,132	2,651
Foreign credit facility	2	13,025	8,462	8,939	13,025	8,462	8,939

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of April 30, 2024. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

The 2% note in the original principal amount of $125 million (the “LVMH Note”) issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKNY and Donna Karan was recorded on the balance sheet at a discount of $40.0 million in accordance with ASC 820 – Fair Value Measurements (“ASC 820”). For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note on the initial fair value as determined at the date of the acquisition of DKNY and Donna Karan and recorded amortization using the effective interest method over the term of the LVMH Note. The Company repaid $75.0 million of the principal amount of the LVMH Note on June 1, 2023 and the remaining $50.0 million of such principal amount on December 1, 2023.

The fair value of the LVMH Note was considered a Level 3 valuation in the fair value hierarchy.

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2024, the Company recorded a $1.3 million impairment charge primarily related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain DKNY, Karl Lagerfeld and Vilebrequin stores as a result of the performance of these stores.

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

The Company’s operating lease assets and liabilities as of April 30, 2024, April 30, 2023 and January 31, 2024 consist of the following:

Leases	Classification	April 30, 2024	April 30, 2023	January 31, 2024

		(In thousands)
Assets
Operating	Operating lease assets	$209,199	$237,056	$216,886

Liabilities
Current operating	Current operating lease liabilities	$55,990	$51,024	$56,587
Noncurrent operating	Noncurrent operating lease liabilities	168,462	202,406	178,247
Total lease liabilities		$224,452	$253,430	$234,834

The Company recorded lease costs of $18.2 million and $18.6 million during the three months ended April 30, 2024 and 2023, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $5.3 million and $5.9 million for the three months ended April 30, 2024 and 2023, respectively. Short-term lease costs are immaterial.

As of April 30, 2024, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2029 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2025	$54,456
2026	62,049
2027	49,360
2028	39,594
2029	26,657
After 2029	42,222
Total lease payments	$274,338
Less: Interest	49,886
Present value of lease liabilities	$224,452

As of April 30, 2024, there are no material leases that are legally binding but have not yet commenced.

As of April 30, 2024, the weighted average remaining lease term related to operating leases is 4.9 years. The weighted average discount rate related to operating leases is 6.7%.

Cash paid for amounts included in the measurement of operating lease liabilities was $19.4 million and $21.2 million during the three months ended April 30, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for lease obligations were $6.8 million and $10.5 million during the three months ended April 30, 2024 and 2023, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 9,500 and 302,200 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2024 and 2023, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended April 30,
	2024	2023

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$5,802	$3,236
Basic net income per share:
Basic common shares	45,484	46,286
Basic net income per share	$0.13	$0.07

Diluted net income per share:
Basic common shares	45,484	46,286
Dilutive restricted stock unit awards and stock options	1,250	1,156
Diluted common shares	46,734	47,442
Diluted net income per share	$0.12	$0.07

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	April 30, 2024	April 30, 2023	January 31, 2024

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
LVMH Note	—	125,000	—
Unsecured loans	8,517	11,212	8,791
Overdraft facilities	6,932	4,132	2,651
Foreign credit facility	13,025	8,462	8,939
Subtotal	428,474	548,806	420,381
Less: Net debt issuance costs (1)	(2,123)	(3,821)	(2,548)
Debt discount	—	(1,981)	—
Current portion of long-term debt	(23,664)	(139,418)	(15,026)
Total	$402,687	$403,586	$402,807
(1)	Does not include debt issuance costs, net of amortization, totaling $2.0 million, $3.6 million and $2.4 million as of April 30, 2024, April 30, 2023 and January 31, 2024, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “Second ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The Second ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The Second ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. The Company and certain of its subsidiaries (the “Guarantors”), are Loan Guarantors under the Second ABL Credit Agreement.

The Second ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The Second ABL Credit Agreement extended the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the Second ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Second ABL Credit Agreement. Borrowings originally bore interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the Second ABL Credit Agreement. In April 2023, the Company amended the Second ABL Credit Agreement to replace LIBOR with the Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the Second ABL Credit Agreement were unchanged. Borrowings under the Second ABL Credit Agreement now bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the SOFR (defined as an interest rate per annum equal to SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or SOFR plus an applicable spread. The Company applied certain provisions and practical expedients of ASC 848 – Reference Rate Reform related to the transition from LIBOR to SOFR.

The Second ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the Second ABL Credit Agreement, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments.

The Second ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2024, the Company was in compliance with these covenants.

As of April 30, 2024, the Company had no borrowings outstanding under the Second ABL Credit Agreement. The Second ABL credit agreement also includes amounts available for letters of credit. As of April 30, 2024, there were outstanding trade and standby letters of credit amounting to $4.8 million and $2.9 million, respectively.

The Company has recorded $8.0 million of debt issuance costs related to the Second ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Second ABL Credit Agreement.

In June 2024, the Company entered into the third amended and restated credit agreement that provides for borrowings in the aggregate principal amount of up to $700 million and extends the maturity date to June 2029, subject to certain conditions. See Note 12 – Subsequent Events for more information.

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

ASC 820 required the LVMH Note to be recorded at fair value at issuance. As a result, the Company recorded a $40.0 million debt discount. This discount was amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2024, the Company had an aggregate outstanding balance of €7.9 million ($8.5 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. As part of a COVID-19 relief program, certain of the Company’s foreign entities entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2024, the Company had an aggregate of €6.4 million ($6.9 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate plus a margin of 1.7%. As of April 30, 2024, KLH had €12.1 million ($13.0 million) of borrowings outstanding under this credit facility.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.8 million, $4.1 million and $5.2 million at April 30, 2024, April 30, 2023 and January 31, 2024, respectively. The Company recognized $3.6 million in revenue for the three months ended April 30, 2024 related to contract liabilities that existed at January 31, 2024. The Company recognized $3.6 million in revenue for the three months ended April 30, 2023 related to contract liabilities that existed at January 31, 2023. There were no contract assets recorded as of April 30, 2024, April 30, 2023 and January 31, 2024. Substantially all of the advance payments from licensees as of April 30, 2024 are expected to be recognized as revenue within the next twelve months.

NOTE 9 – SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital outlets. Wholesale revenues also include royalty revenues from license agreements related to the DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, G.H. Bass, Andrew Marc and Sonia Rykiel trademarks owned by the Company. The retail operations segment consists primarily of direct sales to consumers through Company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

The following segment information is presented for the three month periods indicated below:

	Three Months Ended April 30, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$597,766	$30,528	$(18,547)	$609,747
Cost of goods sold	353,228	16,173	(18,547)	350,854
Gross profit	244,538	14,355	—	258,893
Selling, general and administrative expenses	215,575	21,046	—	236,621
Depreciation and amortization	7,015	1,753	—	8,768
Operating profit (loss)	$21,948	$(8,444)	$—	$13,504

	Three Months Ended April 30, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$586,903	$30,217	$(10,531)	$606,589
Cost of goods sold	352,470	14,849	(10,531)	356,788
Gross profit	234,433	15,368	—	249,801
Selling, general and administrative expenses	204,089	23,872	—	227,961
Depreciation and amortization	5,745	831	—	6,576
Operating profit (loss)	$24,599	$(9,335)	$—	$15,264

(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended
	April 30, 2024	April 30, 2023

	(In thousands)
Licensed brands	$261,706	$298,005
Proprietary brands	336,060	288,898
Wholesale net sales	$597,766	$586,903

Licensed brands	$—	$—
Proprietary brands	30,528	30,217
Retail net sales	$30,528	$30,217

NOTE 10 – STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2024, the Company issued no shares of common stock and utilized 267,129 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2023, the Company issued no shares of common stock and utilized 2,001 shares of treasury stock in connection with the vesting of equity awards.

NOTE 11 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended April 30, 2024.

Issued Accounting Guidance Being Evaluated for Adoption

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU requires public companies to disclose, on an annual basis, a tabular reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, the ASU requires public companies to disclose their income tax payments (net of refunds received), disaggregated between federal, state/local and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the standard and determining the extent of additional disclosures that may be required.

NOTE 12 – SUBSEQUENT EVENTS

Investment in AWWG

In May 2024, the Company acquired a 12% minority interest in AWWG Investments B.V. (“AWWG”) for €50 million ($53.6 million). AWWG is a global fashion group and premier platform for international brands. AWWG owns a portfolio of brands including Hackett, Pepe Jeans and Façonnable and manages the Iberian business for PVH Corp. The Company intends to leverage AWWG’s expertise with AWWG becoming the agent for Karl Lagerfeld, DKNY and Donna Karan in Spain and Portugal. This investment is intended to accelerate several of the Company’s priorities, including expanding its international business and identifying opportunities for growth of our owned brands.

Third Amended and Restated ABL Credit Agreement

On June 4, 2024, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the third amended and restated credit agreement (the “Third ABL Credit Agreement”) with the lenders named therein and with JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Credit Agreement is a five-year senior secured asset-based revolving credit facility providing for borrowings in an aggregate principal amount of up to $700 million. The Company and certain of its wholly-owned domestic subsidiaries, as well as G-III Apparel Canada ULC (collectively, the “Guarantors”), are guarantors under the Third ABL Credit Agreement.

The Third ABL Credit Agreement amends and restates the Second Amended Credit Agreement, dated as of August 7, 2020 (as amended, supplemented or otherwise modified from time to time prior to June 4, 2024, the “Second Credit Agreement”), by and among the Borrowers and the Guarantors, the lenders from time-to-time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Second Credit Agreement provided for borrowings of up to $650 million and was due to expire on August 7, 2025. The Third ABL Credit Agreement extends the maturity date to June 2029, subject to a springing maturity date as defined within the credit agreement.

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2025 is referred to as “fiscal 2025.”

KLH, Vilebrequin, Sonia Rykiel and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the three-month period ended April 30, 2024, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included for the three-month period ended March 31, 2024. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2025 and 2024, the three-month periods for the retail operations segment were each 13-week periods and ended on May 4, 2024 and April 29, 2023, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands and business practices of our customers that could adversely affect us;
●	our significant customer concentration, and the risk that the loss of one of our largest customers could adversely affect our business;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our ownership of the entire Karl Lagerfeld business;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the wars in Ukraine and the Middle East;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;

●	risks related to the implementation of the national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of a remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities that could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Nautica, Halston, Levi’s, Kenneth Cole, Cole Haan, Vince Camuto, Dockers and Champion. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers for their own private label programs.

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

We operate in fashion markets that are intensely competitive. Our ability to continuously evaluate and respond to changing consumer demands and tastes, across multiple market segments, distribution channels and geographic areas is critical to our success. Although our portfolio of brands is aimed at diversifying our risks in this regard, misjudging shifts in consumer preferences could have a negative effect on our business. Our continued success depends on our ability to design products that are accepted in the marketplace, source the manufacture of our products on a competitive basis and continue to diversify our product portfolio and the markets we serve.

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

Recent Developments

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and we have successfully grown the brand. In February 2024, we relaunched the Donna Karan brand with new designs supported by a powerful ad campaign and an updated digital experience. Our new Donna Karan product is currently being distributed in the United States through our diversified distribution network, including better department stores, digital channels and our own Donna Karan website.

We intend to continue to focus on several initiatives to continue the momentum and invest in marketing to further drive awareness of the Donna Karan brand, as well as to expand the brand into complementary categories through licensing. Donna Karan is widely considered to be a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

Investment in AWWG

In May 2024, we acquired a 12% minority interest in AWWG Investments B.V. (“AWWG”) for €50 million ($53.6 million). AWWG is a global fashion group and premier platform for international brands. AWWG owns a portfolio of brands including Hackett, Pepe Jeans and Façonnable and manages the Iberian business for PVH Corp. We intend to leverage AWWG’s expertise with AWWG becoming the agent for Karl Lagerfeld, DKNY and Donna Karan in Spain and Portugal. This investment is intended to accelerate several of our priorities including expanding our international business and identifying opportunities for growth of our owned brands.

License Agreement for Nautica Brand

In March 2023, we entered into a long-term license with Authentic Brands Group for women’s apparel under the Nautica brand in North America.

We currently produce a full women’s jeanswear line under the Nautica brand and plan to expand in a phased approach into additional categories including sportswear, suit separates and dresses. This five-year license agreement, effective as of January 2024, includes three extensions for five years each. First deliveries began in January 2024. Our Nautica product is distributed in North America through our diversified distribution network, including better department stores, digital channels and Nautica’s stores and website, as well as in franchised stores globally. We believe that significant opportunity exists for Nautica in the better women’s apparel space in categories where we have significant expertise.

Third Amended and Restated ABL Credit Agreement

On June 4, 2024, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the third amended and restated credit agreement (the “Third ABL Credit Agreement”) with the lenders named therein and with JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Credit Agreement is a five-year senior secured asset-based revolving credit facility providing for borrowings in an aggregate principal amount of up to $700 million. We and certain of our wholly-owned domestic subsidiaries, as well as G-III Apparel Canada ULC (collectively, the “Guarantors”), are guarantors under the Third ABL Credit Agreement.

The Third ABL Credit Agreement amends and restates the Second Amended Credit Agreement, dated as of August 7, 2020 (as amended, supplemented or otherwise modified from time to time prior to June 4, 2024, the “Second Credit

Agreement”), by and among the Borrowers and the Guarantors, the lenders from time-to-time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Second Credit Agreement provided for borrowings of up to $650 million and was due to expire on August 7, 2025. The Third ABL Credit Agreement extends the maturity date to June 2029, subject to a springing maturity date as defined within the credit agreement.

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our purchase of the interests not previously owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, and new license agreements entered into by us, such as our recent license agreements for the Nautica, Halston and Champion brands. Our actions added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Tax Laws and Regulations

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups, and is effective for fiscal 2025. While we do not expect these rules to have a material impact on our effective tax rate or financial results, we will continue to monitor evolving tax legislation in the jurisdictions in which we operate.

Inflation and Interest Rates

Inflationary pressures have impacted the entire economy, including our industry. Recent high rates of inflation, including increased fuel and food prices, have led to a softening of consumer demand and increased promotional activity in the apparel categories we sell. Ongoing inflation may lead to further challenges to increase our sales and may also negatively impact our cost structure and labor costs in the future.

The Federal Reserve raised interest rates several times in fiscal 2024 in response to concerns about inflation. It is unclear whether the Federal Reserve will reduce interest rates, maintain the current high rates or even raise interest rates in fiscal 2025. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Supply Chain

In fiscal 2024, the Panama Canal experienced severe drought conditions which forced the canal to reduce the number of vessels transiting through it on a daily basis by approximately one-third. In addition, conflicts in the Middle East have caused major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. While the conditions at the Panama Canal are improving, port congestion and capacity shortages in Asia are beginning to disrupt container shipping and impact our supply chain in fiscal 2025. Transit times have increased to destinations on the east coast of the United States and Europe. These delays have not as yet resulted in a significant loss of customer sales. We have not yet experienced significant increases in transportation costs to North America, but have experienced increased transportation costs for shipments to Europe. We anticipate moderate increases in our shipping costs in North America and Europe in fiscal 2025.

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

Results of Operations

Three months ended April 30, 2024 compared to three months ended April 30, 2023

Net sales for the three months ended April 30, 2024 increased to $609.7 million from $606.6 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $597.8 million for the three months ended April 30, 2024 from $586.9 million in the comparable period last year. This increase was primarily the result of an increase in net sales of our Karl Lagerfeld and DKNY products. In addition, the relaunched Donna Karan products started shipping during the current year period which contributed to the increase in net sales. The increase in sales of Karl Lagerfeld products was primarily related to sportswear and handbags and the increase in sales of DKNY products was primarily related to sportswear. These increases were partially offset by a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products.

Net sales of our retail operations segment were $30.5 million for the three months ended April 30, 2024 compared to $30.2 million in the same period last year. The number of retail stores operated by us decreased from 61 at April 30, 2023 to 52 at April 30, 2024. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris stores, partially offset by decreased sales at our DKNY stores.

Gross profit was $258.9 million, or 42.5% of net sales, for the three months ended April 30, 2024, compared to $249.8 million, or 41.2% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 40.9% in the three months ended April 30, 2024 compared to 39.9% in the same period last year. The gross profit percentage in the current year period was positively impacted by a shift in sales to product related to our owned brands which have no royalty costs, as well as a more favorable product mix. The gross profit percentage in our retail operations segment was 47.0% for the three months ended April 30, 2024 compared to 50.9% for the same period last year. The gross profit percentage in the current year period was negatively impacted by an increase in promotional activity.

Selling, general and administrative expenses increased to $236.6 million in the three months ended April 30, 2024 from $228.0 million in the same period last year. The increase in expenses was primarily due to an increase of $10.6 million in advertising expenses, primarily related to the relaunch of the Donna Karan brand and higher spending on the DKNY brand, as well as an increase of $2.8 million in compensation expenses, primarily due to an increase in salaries. These increases were partially offset by a decrease of $5.5 million in third-party warehouse and facility expenses associated with carrying lower levels of inventory.

Depreciation and amortization was $8.8 million for the three months ended April 30, 2024 compared to $6.6 million in the same period last year. This increase primarily results from higher depreciation and amortization related to information technology expenditures and fixturing costs at department stores.

Other loss was $0.2 million in the three months ended April 30, 2024 compared to other income of $1.0 million in the same period last year. Other loss in the current period was impacted by $0.9 million of losses from unconsolidated affiliates during the current year period compared to $0.5 million of such losses in the same period last year. Additionally, other loss in the current period was impacted by $0.6 million of foreign currency income during the current year period compared to $0.4 million of such income in the same period last year.

Interest and financing charges, net, for the three months ended April 30, 2024 were $5.4 million compared to $12.2 million in the same period last year. The decrease in interest and financing charges was primarily due to a $4.3 million increase in investment income from having a larger cash position in fiscal 2025 compared to fiscal 2024 and a decrease of $2.4 million in interest charges related to the LVMH Note as a result of the repayment of $125 million in principal of this Note in fiscal 2024.

Income tax expense was $2.3 million for the three months ended April 30, 2024 compared to $0.9 million for the same period last year. Our effective tax rate increased to 29.3% in the current year’s quarter from 23.1% in last year’s comparable quarter. The lower effective tax rate in the prior year period was due to discrete items in the quarter.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. We have also used cash to repurchase our shares and make minority investments.

As of April 30, 2024, we had cash and cash equivalents of $508.4 million and availability under our revolving credit facility in excess of $480 million. As of April 30, 2024, we were in compliance with all covenants under our senior secured notes and revolving credit facility. In May 2024, we used $53.6 million of our cash to acquire the minority interest in AWWG.

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

Second Amended and Restated ABL Credit Agreement

In August 2020, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., CK Outerwear, LLC, AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the second amended and restated credit agreement (the “Second ABL Credit Agreement”) with the Lenders named therein and with JPMorgan Chase Bank, N.A., as Administrative Agent. The Second ABL Credit Agreement is a five year senior secured credit facility subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder. The Second ABL Credit Agreement provides for borrowings in the aggregate principal amount of up to $650 million. We and certain of our subsidiaries (the “Guarantors”), are Loan Guarantors under the Second ABL Credit Agreement.

The Second ABL Credit Agreement refinanced, amended and restated the Amended Credit Agreement, dated as of December 1, 2016 (as amended, supplemented or otherwise modified from time to time prior to August 7, 2020, the “Prior Credit Agreement”). The Prior Credit Agreement provided for borrowings of up to $650 million and was due to expire in December 2021. The Second ABL Credit Agreement extended the maturity date to August 2025, subject to a springing maturity date if, subject to certain conditions, the Notes are not refinanced or repaid prior to the date that is 91 days prior to the date of any relevant payment thereunder.

Amounts available under the Second ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Second ABL Credit Agreement. Borrowings originally bore interest, at the Borrowers’ option, at LIBOR plus a margin of 1.75% to 2.25% or an alternate base rate margin of 0.75% to 1.25% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) the LIBOR rate for a borrowing with an interest period of one month) plus 1.00%, with the applicable margin determined based on Borrowers’ availability under the Second ABL Credit Agreement. In April 2023, we amended the Second ABL Credit Agreement to replace LIBOR with Adjusted Term Secured Overnight Financing Rate (“SOFR”) as a successor rate. All other material terms and conditions of the Second ABL Credit Agreement were unchanged. Borrowings under the amended Second ABL Credit Agreement now bear interest, at the Borrower’s option, at the alternate base rate (defined as, for a given day, the greatest of (i) the “prime rate” in effect on such day, (ii) the NYFRB Rate (as defined in the amendment) in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (defined as an interest rate per annum equal to the Term SOFR for such interest period plus 0.10%) for a one-month interest period as published two business days prior to such day plus 1%) plus an applicable spread or the Adjusted Term SOFR Rate plus an applicable spread. We applied certain provisions and practical expedients of ASC 848 – Reference Rate Reform related to the transition from LIBOR to SOFR. There was not a material change to our interest expense or results of operations as a result of transitioning the reference rate used in our Second ABL Credit Agreement from LIBOR to SOFR.

The Second ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the Second ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.50% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.35% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments.

The Second ABL Credit Agreement contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of April 30, 2024, we were in compliance with these covenants.

As of April 30, 2024, we had no borrowings outstanding under the Second ABL Credit Agreement. The Second ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2024, there were outstanding trade and standby letters of credit amounting to $4.8 million and $2.9 million, respectively.

We have incurred a total of $8.0 million of debt issuance costs related to our Second ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Second ABL Credit Agreement.

In June 2024, we entered into the third amended and restated credit agreement that provides for borrowings in the aggregate principal amount of up to $700 million and extends the maturity date to June 2029, subject to certain conditions. See “Recent Developments – Third Amended and Restated Credit Agreement” for more information.

LVMH Note

We issued to LVMH, as a portion of the consideration for the acquisition of DKI, a junior lien secured promissory note in favor of LVMH in the principal amount of $125 million (the “LVMH Note”) that bore interest at the rate of 2% per year. $75 million of the principal amount of the LVMH Note was paid on June 1, 2023 and the remaining $50 million of such principal amount was paid on December 1, 2023.

Based on an independent valuation, it was determined that the LVMH Note should be treated as having been issued at a discount of $40 million in accordance with ASC 820 — Fair Value Measurements. This discount was amortized as interest expense using the effective interest method over the term of the LVMH Note.

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans that were part of COVID-19 relief programs. In the aggregate, we are currently required to make quarterly installment payments of principal in the amount of €0.6 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2024, the Company had an aggregate outstanding balance of €7.9 million ($8.5 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. As part of a COVID-19 relief program, certain of the Company’s foreign entities have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2024, the Company had an aggregate of €6.4 million ($6.9 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate plus a margin of 1.7%. As of April 30, 2024, KLH had €12.1 million ($13.0 million) of borrowings outstanding under this credit facility.

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

We had no borrowings outstanding under our Second ABL Credit Agreement at April 30, 2024 and 2023, respectively. We had $400 million in borrowings outstanding under the Notes at April 30, 2024 and 2023, respectively. Our contingent liability under open letters of credit was approximately $7.6 million and $10.7 million at April 30, 2024 and 2023, respectively. At April 30, 2023, we had $125.0 million of face value principal amount outstanding under the LVMH Note. The amount outstanding under the LVMH Note was repaid during fiscal 2024. We had an aggregate of €7.9 million ($8.5 million) and €10.3 million ($11.2 million) outstanding under the Company’s various unsecured loans as of April 30, 2024 and 2023, respectively. We had €6.4 million ($6.9 million) and €3.8 million ($4.1 million) outstanding under our various overdraft facilities as of April 30, 2024 and 2023, respectively. We had €12.1 million ($13.0 million) and €7.8 million ($8.5 million) outstanding under KLH’s foreign credit facility as of April 30, 2024 and 2023, respectively.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the three months ended April 30, 2024, we acquired 1,029,504 of our shares of common stock for an aggregate purchase price of $28.4 million. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of April 30, 2024, we had remaining 8,970,496 shares that are authorized for purchase under this program. As of June 3, 2024, we had 44,987,939 shares of common stock outstanding.

Cash from Operating Activities

We generated $45.5 million in cash from operating activities during the three months ended April 30, 2024, primarily as a result of our net income of $5.8 million and decreases of $89.2 million in accounts receivable and $40.8 million in inventories. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $8.8 million and share-based compensation of $6.6 million. These items were offset, in part, by decreases of $54.2 million in accounts payable and accrued expenses and $24.2 million in customer refund liabilities.

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

Cash from Investing Activities

We used $14.8 million of cash in investing activities during the three months ended April 30, 2024. We had $12.7 million in capital expenditures primarily related to information technology expenditures and fixturing costs at department stores.

Cash from Financing Activities

Net cash used by financing activities was $27.3 million during three months ended April 30, 2024 primarily as a result of $28.4 million of cash used to repurchase 1,029,504 shares of our common stock under our share repurchase program and $7.5 million for taxes paid in connection with net share settlements of stock grants that vested. These items were offset, in part, by net borrowings of $8.6 million under our various foreign facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2024 are those that depend most heavily on these judgments and estimates. As of April 30, 2024, there have been no material changes to our critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2024.

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

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of April 30, 2024, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended April 30, 2024. Included in this table are shares withheld during April 2024 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
February 1 - February 29, 2024	—	$—	—	10,000,000
March 1 - March 31, 2024	310,341	26.88	310,341	9,689,659
April 1 - April 30, 2024	983,250	28.01	719,163	8,970,496
	1,293,591	$27.74	1,029,504	8,970,496

(1)	Included in this table are 264,087 shares withheld during April 2024 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 5.        Other Information

During the three months ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 2, 2008).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1+	Form of Performance Share Unit Agreement for March 28, 2024 PSU awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated April 3, 2024).
10.2

Third Amended and Restated ABL Credit Agreement, dated as of June 4, 2024, among G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC, as Borrowers, the Loan Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated June 6, 2024).

31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2024.

101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Schema Document.
101.CAL*	iXBRL Calculation Linkbase Document.
101.DEF*	iXBRL Extension Definition.
101.LAB*	iXBRL Label Linkbase Document.
101.PRE*	iXBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** This certification is deemed furnished, and not filed, for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

+ Indicates a management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 6, 2024	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 6, 2024	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer