Form 10-Q
period 2024-07-31
G III APPAREL GROUP LTD /DE/
filed 2024-09-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

or

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

As of September 3, 2024, there were 43,884,544 shares of issuer’s common stock, par value $0.1 per share, outstanding.

7

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$414,791	$197,735	$507,829
Accounts receivable, net of allowance for doubtful accounts of $1,260, $18,491 and $1,471, respectively	477,465	519,361	562,363
Inventories	610,492	804,858	520,426
Prepaid income taxes	11,729	8,588	1,356
Prepaid expenses and other current assets	79,581	72,143	68,344
Total current assets	1,594,058	1,602,685	1,660,318
Investments in unconsolidated affiliates	21,676	27,089	22,472
Property and equipment, net	66,608	53,791	55,084
Operating lease assets	204,008	229,723	216,886
Other assets, net	131,564	56,051	45,147
Other intangibles, net	28,664	33,613	31,676
Deferred income tax assets, net	26,185	26,432	19,248
Trademarks	623,524	632,669	630,333
Total assets	$2,696,287	$2,662,053	$2,681,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$11,427	$62,732	$15,026
Accounts payable	289,771	294,287	182,531
Accrued expenses	132,523	146,933	140,535
Customer refund liabilities	52,489	56,223	84,054
Current operating lease liabilities	54,983	54,563	56,587
Income tax payable	4,478	8,844	14,676
Other current liabilities	734	430	219
Total current liabilities	546,405	624,012	493,628
Notes payable, net of discount and unamortized issuance costs	402,541	403,304	402,807
Deferred income tax liabilities, net	48,327	45,858	42,736
Noncurrent operating lease liabilities	163,750	192,981	178,247
Other noncurrent liabilities	22,629	14,929	15,764
Total liabilities	1,183,652	1,281,084	1,133,182

Redeemable noncontrolling interests	—	(1,146)	(2,278)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	451,005	448,762	458,841
Accumulated other comprehensive loss	(12,069)	(4,603)	(3,207)
Retained earnings	1,190,126	1,003,618	1,160,112
Common stock held in treasury, at cost - 5,511, 3,675 and 3,668 shares, respectively	(116,691)	(65,926)	(65,750)
Total stockholders' equity	1,512,635	1,382,115	1,550,260
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,696,287	$2,662,053	$2,681,164

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$644,755	$659,761	$1,254,502	$1,266,350
Cost of goods sold	368,881	383,108	719,735	739,897
Gross profit	275,874	276,653	534,767	526,453
Selling, general and administrative expenses	229,030	239,207	465,651	467,168
Depreciation and amortization	5,380	5,959	14,148	12,535
Operating profit	41,464	31,487	54,968	46,750
Other (loss) income	(2,952)	192	(3,175)	1,165
Interest and financing charges, net	(4,876)	(9,492)	(10,300)	(21,642)
Income before income taxes	33,636	22,187	41,493	26,273
Income tax expense	9,447	5,951	11,752	6,896
Net income	24,189	16,236	29,741	19,377
Less: Loss attributable to noncontrolling interests	(23)	(202)	(273)	(297)
Net income attributable to G-III Apparel Group, Ltd.	$24,212	$16,438	$30,014	$19,674

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.54	$0.36	$0.67	$0.43
Weighted average number of shares outstanding	44,569	45,714	45,022	45,996

Diluted:
Net income per common share	$0.53	$0.35	$0.65	$0.42
Weighted average number of shares outstanding	45,483	46,570	46,105	46,992

Net income	$24,189	$16,236	$29,741	$19,377
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,017)	2,359	(8,900)	7,074
Other comprehensive (loss) income	(2,017)	2,359	(8,900)	7,074
Comprehensive income	$22,172	$18,595	$20,841	$26,451
Comprehensive loss attributable to noncontrolling interests:
Net loss	(23)	(202)	(273)	(297)
Foreign currency translation adjustments	38	(26)	38	(24)
Comprehensive income (loss) attributable to noncontrolling interests	15	(228)	(235)	(321)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$22,187	$18,367	$20,606	$26,130

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of April 30, 2024	$264	$450,844	$(10,090)	$1,165,914	$(87,057)	$1,519,875
Equity awards vested, net	—	(2,625)	—	—	2,625	—
Share-based compensation expense	—	5,528	—	—	—	5,528
Other comprehensive loss, net	—	—	(1,979)	—	—	(1,979)
Repurchases of common stock	—	—	—	—	(31,623)	(31,623)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of noncontrolling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	24,212	—	24,212
Balance as of July 31, 2024	$264	$451,005	$(12,069)	$1,190,126	$(116,691)	$1,512,635

Balance as of April 30, 2023	$264	$472,474	$(6,936)	$987,180	$(72,535)	$1,380,447
Equity awards vested, net	—	(15,940)	—	—	15,940	—
Share-based compensation expense	—	3,001	—	—	—	3,001
Taxes paid for net share settlements	—	(10,773)	—	—	—	(10,773)
Other comprehensive income, net	—	—	2,333	—	—	2,333
Repurchases of common stock	—	—	—	—	(9,331)	(9,331)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	16,438	—	16,438
Balance as of July 31, 2023	$264	$448,762	$(4,603)	$1,003,618	$(65,926)	$1,382,115

Balance as of January 31, 2024	$264	$458,841	$(3,207)	$1,160,112	$(65,750)	$1,550,260
Equity awards vested, net	—	(9,668)	—	—	9,668	—
Share-based compensation expense	—	12,108	—	—	—	12,108
Taxes paid for net share settlements	—	(7,534)	—	—	—	(7,534)
Other comprehensive loss, net	—	—	(8,862)	—	—	(8,862)
Repurchases of common stock	—	—	—	—	(59,973)	(59,973)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of noncontrolling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	30,014	—	30,014
Balance as of July 31, 2024	$264	$451,005	$(12,069)	$1,190,126	$(116,691)	$1,512,635

Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448
Equity awards vested, net	—	(15,993)	—	—	15,993	—
Share-based compensation expense	—	6,838	—	—	—	6,838
Taxes paid for net share settlements	—	(10,795)	—	—	—	(10,795)
Other comprehensive income, net	—	—	7,050	—	—	7,050
Repurchases of common stock	—	—	—	—	(26,100)	(26,100)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	19,674	—	19,674
Balance as of July 31, 2023	$264	$448,762	$(4,603)	$1,003,618	$(65,926)	$1,382,115

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2024	2023

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$30,014	$19,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,148	12,535
Loss on disposal of fixed assets	5	319
Non-cash operating lease costs	27,679	29,815
Equity loss in unconsolidated affiliates	3,099	978
Change in fair value of equity securities	—	(1,009)
Share-based compensation	12,108	6,838
Deferred financing charges and debt discount amortization	1,568	4,549
Deferred income taxes	(1,346)	1,031
Changes in operating assets and liabilities:
Accounts receivable, net	84,898	155,602
Inventories	(90,066)	(95,513)
Income taxes, net	(20,571)	(8,733)
Prepaid expenses and other current assets	(10,776)	(321)
Other assets, net	(1,393)	(3,883)
Customer refund liabilities	(31,565)	(33,537)
Operating lease liabilities	(29,103)	(30,242)
Accounts payable, accrued expenses and other liabilities	106,131	154,376
Net cash provided by operating activities	94,830	212,479

Cash flows from investing activities
Operating lease assets initial direct costs	(1,745)	(52)
Proceeds from sale of assets	728	—
Investment in equity interest of private company	(84,366)	(3,600)
Capital expenditures	(23,273)	(11,117)
Net cash used in investing activities	(108,656)	(14,769)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(23,528)	(85,400)
Proceeds from borrowings - revolving facility	23,528	5,313
Repayment of borrowings - LVMH Note	—	(75,000)
Repayment of borrowings - foreign facilities	(69,680)	(75,116)
Proceeds from borrowings - foreign facilities	65,528	72,773
Payment of financing costs	(3,757)	—
Purchase of treasury shares	(59,973)	(26,100)
Taxes paid for net share settlements	(7,534)	(10,795)
Net cash used in financing activities	(75,416)	(194,325)

Foreign currency translation adjustments	(3,796)	2,698
Net (decrease) increase in cash and cash equivalents	(93,038)	6,083
Cash and cash equivalents at beginning of period	507,829	191,652
Cash and cash equivalents at end of period	$414,791	$197,735

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$7,854	$16,052
Income tax payments, net	$27,853	$6,278
Excise tax liability related to stock repurchases	$636	$—

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

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Sonia Rykiel, a Swiss corporation that is wholly-owned by the Company, and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2024, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included for the six-month period ended June 30, 2024. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2025 and 2024, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on August 3, 2024 and July 29, 2023, respectively.

The results for the three and six months ended July 31, 2024 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

NOTE 2 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. The Company considers its trade receivables to consist of two portfolio segments: wholesale and retail trade receivables. Wholesale trade receivables result from credit the Company has extended to its wholesale customers based on pre-defined criteria and are generally due within 60 days. Retail trade receivables primarily relate to amounts due from third-party credit card processors for the settlement of debit and credit card transactions and are typically collected within 3 to 5 days.

The Company’s accounts receivable and allowance for doubtful accounts as of July 31, 2024, July 31, 2023 and January 31, 2024 were:

	July 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$477,042	$1,683	$478,725
Allowance for doubtful accounts	(1,197)	(63)	(1,260)
Accounts receivable, net	$475,845	$1,620	$477,465

	July 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$536,711	$1,141	$537,852
Allowance for doubtful accounts	(18,428)	(63)	(18,491)
Accounts receivable, net	$518,283	$1,078	$519,361

	January 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$563,130	$704	$563,834
Allowance for doubtful accounts	(1,408)	(63)	(1,471)
Accounts receivable, net	$561,722	$641	$562,363

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

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	208	—	208
Accounts written off as uncollectible	3	—	3
Balance as of July 31, 2024	$(1,197)	$(63)	$(1,260)

Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	(192)	(3)	(195)
Accounts written off as uncollectible	1	—	1
Balance as of July 31, 2023	$(18,428)	$(63)	$(18,491)

Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	166	(3)	163
Accounts written off as uncollectible	16,663	—	16,663
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $6.5 million, $8.5 million and $16.5 million as of July 31, 2024, July 31, 2023 and January 31, 2024, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $4.7 million, $7.9 million and $6.6 million at July 31, 2024, July 31, 2023 and January 31, 2024, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2024	2023	2024	2024	2023	2024

		(In thousands)
Secured Notes	1	$400,000	$400,000	$400,000	$400,412	$393,000	$401,080
Note issued to LVMH	3	—	49,105	—	—	48,391	—
Unsecured loans	2	7,760	9,913	8,791	7,760	9,913	8,791
Overdraft facilities	2	7,906	2,202	2,651	7,906	2,202	2,651
Foreign credit facility	2	—	8,213	8,939	—	8,213	8,939

The Company’s debt instruments are recorded at their carrying values in its condensed consolidated balance sheets, which may differ from their respective fair values. The fair value of the Company’s secured notes is based on their current market price as of July 31, 2024. The carrying amount of the Company’s variable rate debt approximates the fair value, as interest rates change with market rates. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash, accounts receivable and accounts payable) also approximates fair value due to the short-term nature of these accounts.

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

The Company’s operating lease assets and liabilities as of July 31, 2024, July 31, 2023 and January 31, 2024 consist of the following:

Leases	Classification	July 31, 2024	July 31, 2023	January 31, 2024

		(In thousands)
Assets
Operating	Operating lease assets	$204,008	$229,723	$216,886

Liabilities
Current operating	Current operating lease liabilities	$54,983	$54,563	$56,587
Noncurrent operating	Noncurrent operating lease liabilities	163,750	192,981	178,247
Total lease liabilities		$218,733	$247,544	$234,834

The Company recorded lease costs of $18.0 million and $36.2 million during the three and six months ended July 31, 2024. The Company recorded lease costs of $18.3 million and $36.9 million during the three and six months ended July 31, 2023. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $5.8 million and $11.1 million for the three and six months ended July 31, 2024. The Company recorded variable lease costs and short-term lease costs of $5.5 million and $11.5 million for the three and six months ended July 31, 2023. Short-term lease costs are immaterial.

As of July 31, 2024, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2029 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2025	$35,991
2026	64,545
2027	51,764
2028	41,120
2029	27,887
After 2029	45,051
Total lease payments	$266,358
Less: Interest	47,625
Present value of lease liabilities	$218,733

As of July 31, 2024, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2024, the weighted average remaining lease term related to operating leases is 4.9 years. The weighted average discount rate related to operating leases is 6.5%.

Cash paid for amounts included in the measurement of operating lease liabilities was $38.0 million and $39.3 million during the six months ended July 31, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for lease obligations were $16.1 million and $18.1 million during the six months ended July 31, 2024 and 2023, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. A nominal amount of shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2024. Approximately 106,000 and 312,500 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2023. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$24,212	$16,438	$30,014	$19,674
Basic net income per share:
Basic common shares	44,569	45,714	45,022	45,996
Basic net income per share	$0.54	$0.36	$0.67	$0.43

Diluted net income per share:
Basic common shares	44,569	45,714	45,022	45,996
Dilutive restricted stock unit awards and stock options	914	856	1,083	996
Diluted common shares	45,483	46,570	46,105	46,992
Diluted net income per share	$0.53	$0.35	$0.65	$0.42

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	July 31, 2024	July 31, 2023	January 31, 2024

	(In thousands)
Secured Notes	$400,000	$400,000	$400,000
LVMH Note	—	50,000	—
Unsecured loans	7,760	9,913	8,791
Overdraft facilities	7,906	2,202	2,651
Foreign credit facility	—	8,213	8,939
Subtotal	415,666	470,328	420,381
Less: Net debt issuance costs (1)	(1,698)	(3,397)	(2,548)
Debt discount	—	(895)	—
Current portion of long-term debt	(11,427)	(62,732)	(15,026)
Total	$402,541	$403,304	$402,807
(1)	Does not include debt issuance costs, net of amortization, totaling $5.4 million, $3.2 million and $2.4 million as of July 31, 2024, July 31, 2023 and January 31, 2024, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the Third ABL Credit Agreement, the Company is required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.375% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.25% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments.

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2024, the Company was in compliance with these covenants.

As of July 31, 2024, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2024, there were outstanding trade and standby letters of credit amounting to $6.3 million and $2.9 million, respectively.

At the date of the refinancing of the Second ABL Credit Agreement, the Company had $1.9 million of unamortized debt issuance costs remaining from the Second ABL Credit Agreement. There was no extinguishment of any amount of the unamortized debt issuance costs remaining from the Second ABL Credit Agreement. The Company incurred new debt issuance costs totaling $3.8 million related to the Third ABL Credit Agreement. The Company has a total of $5.6 million debt issuance costs related to its Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement.

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

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2024, the Company had an aggregate outstanding balance of €7.2 million ($7.8 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. As part of a COVID-19 relief program, certain of the Company’s foreign entities entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2024, the Company had an aggregate of €7.4 million ($7.9 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate plus a margin of 1.7%. As of July 31, 2024, KLH had no borrowings outstanding under this credit facility.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.1 million, $4.6 million and $5.2 million at July 31, 2024, July 31, 2023 and January 31, 2024, respectively. The Company recognized $3.4 million in revenue for the three months ended July 31, 2024 related to contract liabilities that existed at April 30, 2024. The Company recognized $4.0 million in revenue for the six months ended July 31, 2024 related to contract liabilities that existed at

January 31, 2024. There were no contract assets recorded as of July 31, 2024, July 31, 2023 and January 31, 2024. Substantially all of the advance payments from licensees as of July 31, 2024 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three and six month periods indicated below:

	Three Months Ended July 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$620,311	$37,198	$(12,754)	$644,755
Cost of goods sold	364,658	16,977	(12,754)	368,881
Gross profit	255,653	20,221	—	275,874
Selling, general and administrative expenses	207,442	21,588	—	229,030
Depreciation and amortization	4,424	956	—	5,380
Operating profit (loss)	$43,787	$(2,323)	$—	$41,464

	Three Months Ended July 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$639,184	$34,341	$(13,764)	$659,761
Cost of goods sold	379,884	16,988	(13,764)	383,108
Gross profit	259,300	17,353	—	276,653
Selling, general and administrative expenses	216,489	22,718	—	239,207
Depreciation and amortization	5,027	932	—	5,959
Operating profit (loss)	$37,784	$(6,297)	$—	$31,487

	Six Months Ended July 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,218,075	$67,727	$(31,300)	$1,254,502
Cost of goods sold	717,885	33,150	(31,300)	719,735
Gross profit	500,190	34,577	—	534,767
Selling, general and administrative expenses	423,017	42,634	—	465,651
Depreciation and amortization	11,438	2,710	—	14,148
Operating profit (loss)	$65,735	$(10,767)	$—	$54,968

	Six Months Ended July 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,226,086	$64,558	$(24,294)	$1,266,350
Cost of goods sold	732,354	31,837	(24,294)	739,897
Gross profit	493,732	32,721	—	526,453
Selling, general and administrative expenses	420,578	46,590	—	467,168
Depreciation and amortization	10,772	1,763	—	12,535
Operating profit (loss)	$62,382	$(15,632)	$—	$46,750

(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2024	July 31, 2023	July 31, 2024	July 31, 2023

	(In thousands)
Licensed brands	$286,898	$338,656	$548,765	$636,661
Proprietary brands	333,413	300,528	669,310	589,425
Wholesale net sales	$620,311	$639,184	$1,218,075	$1,226,086

Licensed brands	$—	$—	$—	$—
Proprietary brands	37,198	34,341	67,727	64,558
Retail net sales	$37,198	$34,341	$67,727	$64,558

NOTE 10 – STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2024, the Company issued no shares of common stock and utilized 99,585 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2023, the Company issued no shares of common stock and utilized 601,907 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2024, the Company issued no shares of common stock and utilized 366,714 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2023, the Company issued no shares of common stock and utilized 603,971 shares of treasury stock in connection with the vesting of equity awards.

NOTE 11 – FABCO

On April 17, 2024, the Company acquired from Amlon Capital B.V. (“Amlon”) the remaining 25% interest in Fabco that it did not previously own for $0.2 million. Additionally, at the date of the transaction, there were $1.2 million of payables due from Fabco to Amlon. As settlement of a portion of the outstanding payables, the Company issued a non-interest bearing promissory note to Amlon in the principal amount of $0.6 million of which $0.4 million of the principal amount is due and payable on April 17, 2025 and $0.2 million of the principal amount is due and payable on April 17, 2026. The promissory note is classified in notes payable in the Company’s condensed consolidated balance sheet as of July 31, 2024. The remaining $0.6 million of payables due to Amlon was forgiven, resulting in the Company recognizing a gain of $0.6 million within other (loss) income in the Company’s condensed consolidated statements of income and comprehensive income.

Since the Company controlled Fabco prior to this transaction and continues to control Fabco after the transaction, the Company accounted for the change in its ownership interest in Fabco as an equity transaction, which was reflected as a reduction of the noncontrolling interest with a corresponding decrease to additional paid in capital as a result of losses incurred by Fabco. No gain or loss was recognized in the Company’s condensed consolidated statements of income and comprehensive income as a result of this transaction.

NOTE 12 – AWWG INVESTMENT

In May 2024, the Company acquired a 12.1% minority interest in AWWG Investments B.V. (“AWWG”) for €50 million ($53.6 million). AWWG is a global fashion group and premier platform for international brands. AWWG owns a portfolio of brands including Hackett, Pepe Jeans and Façonnable. The Company intends to leverage AWWG’s expertise with AWWG becoming the agent for Karl Lagerfeld, DKNY and Donna Karan in Spain and Portugal. This investment is intended to accelerate several of the Company’s priorities including expanding its international business and identifying opportunities for growth of its owned brands.

As of July 31, 2024, the Company accounts for its investment in AWWG using the cost method. Investments recorded using the cost method will be assessed for any decrease in value that has occurred that is other than temporary and the other than temporary decrease shall be recognized. The Company will continue to evaluate its ability to significantly influence operational and financial policy to establish a basis for converting the investment accounted for using the cost method to the equity method of valuation in accordance with ASC 323. The investment is classified in other assets, net in the Company’s condensed consolidated balance sheet as of July 31, 2024.

In July 2024, the Company acquired an additional 6.6% minority interest in AWWG for €27.1 million ($29.1 million), increasing its total ownership interest to 18.7%. The investment in AWWG is owned by G-III Foreign Holdings B.V., a wholly-owned subsidiary of the Company. G-III Foreign Holdings B.V. reports results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the AWWG investment will be accounted for under the equity method of accounting in the Company’s fiscal quarter ending October 31, 2024. The additional investment is classified in other assets, net in the Company’s condensed consolidated balance sheet as of July 31, 2024.

NOTE 13 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended July 31, 2024.

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

NOTE 14 – SUBSEQUENT EVENTS

Senior Secured Notes Redemption

In August 2024, the Company used cash on hand and borrowings from its revolving credit facility to make a $400.7 million voluntary payment to redeem the entire $400 million principal amount of its Senior Secured Notes due August 2025 at a redemption price equal to 100% of the principal amount of the Notes plus accrued interest.

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

KLH, Vilebrequin, Sonia Rykiel and Fabco report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2024, the results of KLH, Vilebrequin, Sonia Rykiel and Fabco are included for the six-month period ended June 30, 2024. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2025 and 2024, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods and ended on August 3, 2024 and July 29, 2023, respectively.

Various statements contained in this Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “we believe,” “is or remains optimistic,” “currently envisions,” “forecasts,” “goal” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the future results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands would have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks relating to our wholesale operations including, among others, maintaining the image of our proprietary brands and business practices of our customers that could adversely affect us;
●	our significant customer concentration, and the risk that the loss of one of our largest customers could adversely affect our business;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and possible disruptions from acquisitions, including our ownership of the entire Karl Lagerfeld business, and the risks associated with such acquisitions on our ability to maintain an effective internal control environment;
●	need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our licensees may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the wars in Ukraine and the Middle East;
●	our dependence on foreign manufacturers;

●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks related to the implementation of the national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns, including as a result of a remote working environment;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities that could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

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

Investment in AWWG

In May 2024, we acquired a 12.1% minority interest in AWWG Investments B.V. (“AWWG”) for €50 million ($53.6 million). AWWG is a global fashion group and premier platform for international brands. AWWG owns a portfolio of brands including Hackett, Pepe Jeans and Façonnable. In July 2024, we acquired an additional 6.6% minority interest in AWWG for €27.1 million ($29.1 million), increasing our total ownership interest to approximately 18.7%. We intend to leverage AWWG’s expertise with AWWG becoming the agent for Karl Lagerfeld, DKNY and Donna Karan in Spain and Portugal. This investment is intended to accelerate several of our priorities including expanding our international business and identifying opportunities for growth of our owned brands.

License Agreements

In fiscal 2025, we entered into license agreements for (i) men’s and women’s apparel under the Converse brand and (ii) women’s apparel under the BCBG brand. In fiscal 2024, we entered into license agreements (i) for women’s apparel under the Nautica brand, (ii) to design and produce all categories of men’s and women’s product for the Halston brand and (iii) to design and produce men’s and women’s outerwear collections for the Champion brand.

Each of these license agreements include an initial term of five-years with certain renewal options. The products produced under these license agreements is distributed, or expected to be distributed, in North America through our diversified distribution network, including better department stores, digital channels, as well as other channels. Additionally, our Halston and Converse product is expected to be distributed globally. First deliveries of our Converse and BCBG products are expected to begin in Fall 2025. First deliveries of our Nautica product began in Spring 2024, and Halston and Champion product began in Fall 2024.

We believe that significant opportunity exists in the categories subject to these license agreements where we have strong expertise, and the products produced, or expected to be produced, under these license agreements align with G-III’s core competencies.

Third Amended and Restated ABL Credit Agreement

In June 2024, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the third amended and restated credit agreement (the “Third ABL Credit Agreement”) with the lenders named therein and with JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Credit Agreement is a five-year senior secured asset-based revolving credit facility providing for borrowings in an aggregate principal amount of up to $700 million. We and certain of our wholly-owned domestic subsidiaries, as well as G-III Apparel Canada ULC (collectively, the “Guarantors”), are guarantors under the Third ABL Credit Agreement.

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

Senior Secured Notes Redemption

In August 2024, we used cash on hand and borrowings from our revolving credit facility to make a $400.7 million voluntary payment to redeem the entire $400 million principal amount of our Senior Secured Notes due August 2025 at a redemption price equal to 100% of the principal amount of the Notes plus accrued interest.

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

We distribute our products through multiple channels, including online through retail partners such as macys.com, nordstrom.com and dillards.com, each of which has a substantial online business. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our web sites and third party web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint. Our digital business consists of our own web platforms at www.dkny.com, www.donnakaran.com, www.ghbass.com, www.vilebrequin.com, www.wilsonsleather.com, www.soniarykiel.com, www.karllagerfeldparis.com and www.karl.com. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

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

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law which contains several tax-related provisions. Among other effects, the IRA created an excise tax of 1% on stock repurchases by publicly traded U.S. corporations effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The excise tax did not have a material impact on our results of operations and cash flows as of and for the six months ended July 31, 2024.

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

The Federal Reserve raised interest rates several times in fiscal 2024 in response to concerns about inflation and has maintained the current high rates thus far in fiscal 2025. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Supply Chain

In fiscal 2024, the Panama Canal experienced severe drought conditions which forced the canal to reduce the number of vessels transiting through it on a daily basis by approximately one-third. In addition, conflicts in the Middle East have caused major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. While limits to the number of daily vessel transits at the Panama Canal have continued to ease in fiscal 2025, our supply chain is impacted by the port congestion and capacity shortages in Asia. Transit times and transportation costs have increased to destinations on the east coast of the United States and Europe. These delays have not yet resulted in a significant loss of customer sales and the increase in transportation costs to North America has not yet been significant. We anticipate increases in our shipping costs in North America and Europe in the second half of fiscal 2025.

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

Results of Operations

Three months ended July 31, 2024 compared to three months ended July 31, 2023

Net sales for the three months ended July 31, 2024 decreased to $644.8 million from $659.8 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $620.3 million for the three months ended July 31, 2024 from $639.2 million in the comparable period last year. This decrease was primarily the result of a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products. These decreases were partially offset by the relaunched Donna Karan products that started shipping during the current year. These decreases were also offset by increases in net sales of our DKNY and Karl Lagerfeld products. The increase in sales of DKNY products was primarily related to performance wear and denim. The increase in sales of Karl Lagerfeld products was primarily related to women’s suits, shoes and handbags.

Additionally, the decreases were also partially offset by the recently launched Nautica denim licensed products that primarily started shipping during the current year.

Net sales of our retail operations segment were $37.2 million for the three months ended July 31, 2024 compared to $34.3 million in the same period last year. The number of retail stores operated by us decreased from 59 at July 31, 2023 to 50 at July 31, 2024. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris stores, partially offset by decreased sales at our DKNY stores.

Gross profit was $275.9 million, or 42.8% of net sales, for the three months ended July 31, 2024, compared to $276.7 million, or 41.9% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 41.2% in the three months ended July 31, 2024 compared to 40.6% in the same period last year. The gross profit percentage in the current year period was positively impacted by a shift in sales to product related to our owned brands which have no royalty costs, as well as a more favorable product mix. The gross profit percentage in our retail operations segment was 54.4% for the three months ended July 31, 2024 compared to 50.5% for the same period last year. The gross profit percentage in the current year period was positively impacted by a decrease in promotional activity.

Selling, general and administrative expenses decreased to $229.0 million in the three months ended July 31, 2024 from $239.2 million in the same period last year. The decrease in expenses was primarily due to decreases of $4.4 million in third-party warehouse and facility expenses associated with carrying lower levels of inventory and $4.1 million in advertising expenses due to reduced royalty advertising expenses resulting from lower net sales of licensed product as well as additional advertising expenses in last year’s quarter related to the Met Gala. The decrease in expenses was also due to a $2.1 million decrease in compensation expenses, primarily due to lower bonus expense accruals.

Depreciation and amortization was $5.4 million for the three months ended July 31, 2024 compared to $6.0 million in the same period last year.

Other loss was $3.0 million in the three months ended July 31, 2024 compared to other income of $0.2 million in the same period last year. Other loss in the current period was impacted by $2.2 million of losses from unconsolidated affiliates during the current year period compared to $0.5 million of such losses in the same period last year. Additionally, other loss in the current period was impacted by $1.3 million of foreign currency loss during the current year period compared to $0.7 million of foreign currency income in the same period last year. Other loss in the current period also included a $0.6 million gain on the forgiveness of certain liabilities related to the acquisition of the minority interest of Fabco.

Interest and financing charges, net, for the three months ended July 31, 2024 were $4.9 million compared to $9.5 million in the same period last year. The decrease in interest and financing charges was primarily due to a $3.0 million increase in investment income from having a larger cash position in fiscal 2025 compared to fiscal 2024 and a decrease of $1.1 million in interest charges related to the LVMH Note as a result of the repayment of $125 million in principal of this Note in fiscal 2024.

Income tax expense was $9.4 million for the three months ended July 31, 2024 compared to $6.0 million for the same period last year. Our effective tax rate increased to 28.1% in the current year’s quarter from 26.8% in last year’s comparable quarter. The lower effective tax rate in the prior year period was due to discrete items in the quarter.

Six months ended July 31, 2024 compared to six months ended July 31, 2023

Net sales for the six months ended July 31, 2024 decreased to $1.25 billion from $1.27 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $1.22 billion for the six months ended July 31, 2024 from $1.23 billion in the comparable period last year. This decrease was primarily the result of a decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products. These decreases were partially offset by the relaunched Donna Karan products that started shipping during the current year period. These decreases were also offset by increases in net sales of our DKNY and Karl Lagerfeld products. The increase in sales of DKNY products was primarily related to performance wear and sportswear. The increase in sales of Karl Lagerfeld products was primarily related to women’s sportswear, handbags, suits, dresses and shoes. Additionally, the decreases were also partially offset by the recently launched Nautica denim licensed products that primarily started shipping during the current year period.

Net sales of our retail operations segment were $67.7 million for the six months ended July 31, 2024 compared to $64.6 million in the same period last year. The number of retail stores operated by us decreased from 59 at July 31, 2023 to 50 at July 31, 2024. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris stores, partially offset by decreased sales at our DKNY stores.

Gross profit was $534.8 million, or 42.6% of net sales, for the six months ended July 31, 2024, compared to $526.5 million, or 41.6% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 41.1% in the six months ended July 31, 2024 compared to 40.3% in the same period last year. The gross profit percentage in the current year period was positively impacted by a shift in sales to product related to our owned brands which have no royalty costs, as well as a more favorable product mix. The gross profit percentage in our retail operations segment was 51.1% for the six months ended July 31, 2024 compared to 50.7% for the same period last year.

Selling, general and administrative expenses decreased to $465.7 million in the six months ended July 31, 2024 from $467.2 million in the same period last year. The decrease in expenses was primarily due to a decrease of $9.9 million in third-party warehouse and facility expenses associated with carrying lower levels of inventory. This decrease was partially offset by increases of $6.5 million in advertising expenses, primarily related to the relaunch of the Donna Karan brand and higher spending on the DKNY brand and $1.3 million in compensation expenses, primarily due to an increase in salaries.

Depreciation and amortization was $14.1 million for the six months ended July 31, 2024 compared to $12.5 million in the same period last year. This increase primarily results from higher depreciation and amortization related to information technology expenditures and fixturing costs at department stores.

Other loss was $3.2 million in the six months ended July 31, 2024 compared to other income of $1.2 million in the same period last year. Other loss in the current period was impacted by $3.1 million of losses from unconsolidated affiliates during the current year period compared to $1.0 million of such losses in the same period last year. Additionally, other loss in the current period was impacted by $0.7 million of foreign currency loss during the current year period compared to $1.1 million of foreign currency income in the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2024 were $10.3 million compared to $21.6 million in the same period last year. The decrease in interest and financing charges was primarily due to a $7.3 million increase in investment income from having a larger cash position in fiscal 2025 compared to fiscal 2024 and a decrease of $2.9 million in interest charges related to the LVMH Note as a result of the repayment of $125 million in principal of this Note in fiscal 2024.

Income tax expense was $11.8 million for the six months ended July 31, 2024 compared to $6.9 million for the same period last year. Our effective tax rate increased to 28.3% in the current year’s period from 26.2% in last year’s comparable period. The lower effective tax rate in the prior year period was due to discrete items in the period.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. We have also used cash to repurchase our shares, make minority investments and redeem our Senior Secured Notes.

As of July 31, 2024, we had cash and cash equivalents of $414.8 million and availability under our revolving credit facility of approximately $530 million. As of July 31, 2024, we were in compliance with all covenants under our senior secured notes and revolving credit facility. In August 2024, we used our cash and borrowings from our revolving credit facility to make a $400.7 million voluntary payment to redeem the entire principal amount of our Senior Secured Notes plus accrued interest.

Senior Secured Notes

In August 2020, we completed a private debt offering of $400 million aggregate principal amount of our 7.875% Senior Secured Notes due August 2025 (the “Notes”). The net proceeds of the Notes were used (i) to repay the $300 million that was outstanding under our prior term loan facility that was due in 2022, (ii) to pay related fees and expenses and (iii) for general corporate purposes.

In August 2024, we used cash on hand and borrowings from our revolving credit facility to make a $400.7 million voluntary payment to redeem the entire $400 million principal amount of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued interest.

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

The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. In addition to paying interest on any outstanding borrowings under the Third ABL Credit Agreement, we are required to pay a commitment fee to the lenders under the credit agreement with respect to the unutilized commitments. The commitment fee accrues at a tiered rate equal to 0.375% per annum on the average daily amount of the available commitments when the average usage is less than 50% of the total available commitments and decreases to 0.25% per annum on the average daily amount of the available commitments when the average usage is greater than or equal to 50% of the total available commitments.

The Third ABL Credit Agreement contains covenants that, among other things, restricts our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of July 31, 2024, we were in compliance with these covenants.

As of July 31, 2024, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2024, there were outstanding trade and standby letters of credit amounting to $6.3 million and $2.9 million, respectively.

At the date of the refinancing of the Second ABL Credit Agreement, we had $1.9 million of unamortized debt issuance costs remaining from the Second ABL Credit Agreement. There was no extinguishment of any amount of the unamortized debt issuance costs remaining from the Second ABL Credit Agreement. We incurred new debt issuance costs totaling $3.8 million related to the Third ABL Credit Agreement. We have a total of $5.6 million debt issuance costs related to our Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans that were part of COVID-19 relief programs. In the aggregate, we are currently required to make quarterly installment payments of principal in the amount of €0.6 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2024, the Company had an aggregate outstanding balance of €7.2 million ($7.8 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. As part of a COVID-19 relief program, certain of the Company’s foreign entities have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2024, the Company had an aggregate of €7.4 million ($7.9 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate plus a margin of 1.7%. As of July 31, 2024, KLH had no borrowings outstanding under this credit facility.

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

We had no borrowings outstanding under our Third ABL Credit Agreement at July 31, 2024 and 2023, respectively. We had $400 million in borrowings outstanding under the Notes at July 31, 2024 and 2023, respectively. Our contingent liability under open letters of credit was approximately $9.1 million and $6.7 million at July 31, 2024 and 2023, respectively. At July 31, 2023, we had $50 million of face value principal amount outstanding under the LVMH Note. The amount outstanding under the LVMH Note was repaid during fiscal 2024. We had an aggregate of €7.2 million ($7.8 million) and €9.1 million ($9.9 million) outstanding under the Company’s various unsecured loans as of July 31, 2024 and 2023, respectively. We had €7.4 million ($7.9 million) and €2.0 million ($2.2 million) outstanding under our various overdraft facilities as of July 31, 2024 and 2023, respectively. We had no borrowings outstanding under KLH’s foreign credit facility as of July 31, 2024. We had €7.5 million ($8.2 million) outstanding under KLH’s foreign credit facility as of July 31, 2023.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the six months ended July 2024, we acquired 2,209,832 of our shares of common stock for an aggregate purchase price of $60.0 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of July 31, 2024, we had remaining 7,790,168 shares that are authorized for purchase under this program. As of September 3, 2024, we had 43,884,544 shares of common stock outstanding.

Cash from Operating Activities

We generated $94.8 million in cash from operating activities during the six months ended July 31, 2024, primarily as a result of our net income of $30.0 million, an increase of $106.1 million in accounts payable and accrued expenses and a decrease of $84.9 million in accounts receivable. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $14.1 million and share-based compensation of $12.1 million. These items were offset, in part, by increases of $90.1 million in inventories and $20.6 million in income taxes, as well as a decrease of $31.6 million in customer refund liabilities.

The changes in operating cash flow items are consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increase in inventory and accounts payable. Our accounts receivable and customer refund liabilities decreased because we experience lower sales in our first and second quarters than in our third and fourth quarters.

Cash from Investing Activities

We used $108.7 million of cash in investing activities during the six months ended July 31, 2024, primarily as a result of our $82.7 million investment in AWWG. We also had $23.3 million in capital expenditures primarily related to information technology expenditures and fixturing costs at department stores.

Cash from Financing Activities

Net cash used by financing activities was $75.4 million during six months ended July 31, 2024 primarily as a result of $60.0 million of cash used to repurchase 2,209,832 shares of our common stock under our share repurchase program, excluding excise tax, $7.5 million for taxes paid in connection with net share settlements of stock grants that vested and $4.2 million in net borrowings under our various foreign facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2024 are those that depend most heavily on these judgments and estimates. As of July 31, 2024, there have been no material changes to our critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2024.

Item 4.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed only to provide “reasonable assurance” that the controls and procedures will meet their objectives.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in the Company’s internal control over financial reporting as described below, our disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, were not effective in making known to them material information relating to G-III required to be included in this report.

Material Weakness in Internal Control

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

Within the KLH subsidiary, which represents approximately 10% of the total net sales of the Company for the six months ended July 31, 2024, the Company identified a material weakness in the operating effectiveness of controls related to information technology general controls (ITGCs) over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they rely upon information and configurations from the affected IT systems.

We concluded that the material weakness did not result in any material misstatements in our financial statements or disclosures in the current year. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation Measures

Management, with oversight from the Audit Committee of the Board of Directors, has begun remedial actions and is developing a full plan designed to remediate these deficiencies.  This plan may include, among other items, additional risk assessment procedures over information technology, enhancements to controls, and additional training related to the operational effectiveness of control procedures. These deficiencies will not be considered remediated until the remediation plan is complete, and controls have been operational for a sufficient period of time and successfully tested.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of July 31, 2024, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased, excluding excise tax, during the three months ended July 31, 2024.

Date Purchased	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)
May 1 - May 31, 2024	—	$—	—	8,970,496
June 1 - June 30, 2024	831,966	26.89	831,966	8,138,530
July 1 - July 31, 2024	348,362	26.57	348,362	7,790,168
	1,180,328	$26.79	1,180,328	7,790,168

(1)	In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 5.        Other Information

During the three months ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated November 3, 1989).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1

Third Amended and Restated ABL Credit Agreement, dated as of June 4, 2024, among G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC, as Borrowers, the other Borrowers party thereto, the Loan Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as the Administrative Agent.

31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2024.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2024.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2024.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2024.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Schema Document.
101.CAL*	Inline XBRL Calculation Linkbase Document.
101.DEF*	Inline XBRL Extension Definition.
101.LAB*	Inline XBRL Label Linkbase Document.
101.PRE*	Inline XBRL Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 6, 2024	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 6, 2024	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer