Form 10-Q
period 2024-10-31
G III APPAREL GROUP LTD /DE/
filed 2024-12-10
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

or

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

As of December 5, 2024, there were 43,886,707 shares of issuer’s common stock, par value $0.1 per share, outstanding.

7

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$104,686	$197,391	$507,829
Accounts receivable, net of allowance for doubtful accounts of $1,355, $18,412 and $1,471, respectively	879,681	863,221	562,363
Inventories	532,463	591,530	520,426
Prepaid income taxes	9,207	2,216	1,356
Prepaid expenses and other current assets	55,183	58,779	68,344
Total current assets	1,581,220	1,713,137	1,660,318
Investments in unconsolidated affiliates	109,911	24,354	22,472
Property and equipment, net	70,298	52,032	55,084
Operating lease assets	286,232	221,474	216,886
Other assets, net	47,246	53,852	45,147
Other intangibles, net	28,232	32,565	31,676
Deferred income tax assets, net	26,964	26,389	19,248
Trademarks	633,508	625,530	630,333
Total assets	$2,783,611	$2,749,333	$2,681,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$10,277	$59,099	$15,026
Accounts payable	239,882	179,396	182,531
Accrued expenses	160,059	153,200	140,535
Customer refund liabilities	88,323	108,042	84,054
Current operating lease liabilities	55,479	55,897	56,587
Income tax payable	45,730	46,380	14,676
Other current liabilities	571	330	219
Total current liabilities	600,321	602,344	493,628
Notes payable, net of discount and unamortized issuance costs	213,898	402,846	402,807
Deferred income tax liabilities, net	51,442	44,265	42,736
Noncurrent operating lease liabilities	246,834	183,522	178,247
Other noncurrent liabilities	22,390	14,543	15,764
Total liabilities	1,134,885	1,247,520	1,133,182

Redeemable noncontrolling interests	—	(1,407)	(2,278)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	456,839	453,504	458,841
Accumulated other comprehensive income (loss)	3,420	(15,995)	(3,207)
Retained earnings	1,304,894	1,131,258	1,160,112
Common stock held in treasury, at cost - 5,511, 3,670 and 3,668 shares, respectively	(116,691)	(65,811)	(65,750)
Total stockholders' equity	1,648,726	1,503,220	1,550,260
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,783,611	$2,749,333	$2,681,164

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$1,086,759	$1,067,110	$2,341,261	$2,333,460
Cost of goods sold	654,628	633,697	1,374,363	1,373,594
Gross profit	432,131	433,413	966,898	959,866
Selling, general and administrative expenses	259,240	236,308	724,891	703,476
Depreciation and amortization	6,556	6,595	20,704	19,130
Asset impairments	—	222	—	222
Operating profit	166,335	190,288	221,303	237,038
Other income (loss)	942	(3,129)	(2,233)	(1,964)
Interest and financing charges, net	(6,358)	(11,024)	(16,658)	(32,666)
Income before income taxes	160,919	176,135	202,412	202,408
Income tax expense	46,151	48,755	57,903	55,651
Net income	114,768	127,380	144,509	146,757
Less: Loss attributable to noncontrolling interests	—	(260)	(273)	(557)
Net income attributable to G-III Apparel Group, Ltd.	$114,768	$127,640	$144,782	$147,314

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$2.62	$2.79	$3.24	$3.21
Weighted average number of shares outstanding	43,885	45,723	44,640	45,904

Diluted:
Net income per common share	$2.55	$2.74	$3.17	$3.13
Weighted average number of shares outstanding	44,954	46,560	45,719	46,992

Net income	$114,768	$127,380	$144,509	$146,757
Other comprehensive income (loss):
Foreign currency translation adjustments	15,489	(11,391)	6,589	(4,317)
Other comprehensive income (loss)	15,489	(11,391)	6,589	(4,317)
Comprehensive income	$130,257	$115,989	$151,098	$142,440
Comprehensive loss attributable to noncontrolling interests:
Net loss	—	(260)	(273)	(557)
Foreign currency translation adjustments	—	(1)	38	(25)
Comprehensive loss attributable to noncontrolling interests	—	(261)	(235)	(582)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$130,257	$115,728	$150,863	$141,858

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of July 31, 2024	$264	$451,005	$(12,069)	$1,190,126	$(116,691)	$1,512,635
Share-based compensation expense	—	5,834	—	—	—	5,834
Other comprehensive income, net	—	—	15,489	—	—	15,489
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	114,768	—	114,768
Balance as of October 31, 2024	$264	$456,839	$3,420	$1,304,894	$(116,691)	$1,648,726

Balance as of July 31, 2023	$264	$448,762	$(4,603)	$1,003,618	$(65,926)	$1,382,115
Equity awards vested, net	—	(115)	—	—	115	—
Share-based compensation expense	—	4,890	—	—	—	4,890
Taxes paid for net share settlements	—	(33)	—	—	—	(33)
Other comprehensive loss, net	—	—	(11,392)	—	—	(11,392)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	127,640	—	127,640
Balance as of October 31, 2023	$264	$453,504	$(15,995)	$1,131,258	$(65,811)	$1,503,220

Balance as of January 31, 2024	$264	$458,841	$(3,207)	$1,160,112	$(65,750)	$1,550,260
Equity awards vested, net	—	(9,668)	—	—	9,668	—
Share-based compensation expense	—	17,942	—	—	—	17,942
Taxes paid for net share settlements	—	(7,534)	—	—	—	(7,534)
Other comprehensive income, net	—	—	6,627	—	—	6,627
Repurchases of common stock	—	—	—	—	(59,973)	(59,973)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of noncontrolling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	144,782	—	144,782
Balance as of October 31, 2024	$264	$456,839	$3,420	$1,304,894	$(116,691)	$1,648,726

Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448
Equity awards vested, net	—	(16,108)	—	—	16,108	—
Share-based compensation expense	—	11,728	—	—	—	11,728
Taxes paid for net share settlements	—	(10,828)	—	—	—	(10,828)
Other comprehensive loss, net	—	—	(4,342)	—	—	(4,342)
Repurchases of common stock	—	—	—	—	(26,100)	(26,100)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	147,314	—	147,314
Balance as of October 31, 2023	$264	$453,504	$(15,995)	$1,131,258	$(65,811)	$1,503,220

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2024	2023

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$144,782	$147,314
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,704	19,130
Loss on disposal of fixed assets	388	239
Non-cash operating lease costs	44,176	43,467
Asset impairment	—	222
Extinguishment of deferred financing costs	1,598	—
Equity gain in unconsolidated affiliates	2,758	3,725
Change in fair value of equity securities	—	(1,009)
Share-based compensation	17,942	11,728
Deferred financing charges and debt discount amortization	1,951	6,054
Deferred income taxes	990	(519)
Changes in operating assets and liabilities:
Accounts receivable, net	(317,318)	(188,258)
Inventories	(12,037)	117,815
Income taxes, net	23,203	35,175
Prepaid expenses and other current assets	13,949	12,636
Other assets, net	(730)	(3,044)
Customer refund liabilities	4,269	18,282
Operating lease liabilities	(44,270)	(43,750)
Accounts payable, accrued expenses and other liabilities	80,629	47,064
Net cash (used in) provided by operating activities	(17,016)	226,271

Cash flows from investing activities
Operating lease assets initial direct costs	(1,757)	(52)
Proceeds from sale of assets	733	—
Investment in equity interest of private company	(84,832)	(3,600)
Capital expenditures	(31,757)	(15,653)
Net cash used in investing activities	(117,613)	(19,305)

Cash flows from financing activities
Repayment of borrowings - revolving facility	(228,756)	(112,826)
Proceeds from borrowings - revolving facility	438,811	32,738
Repayment of borrowings - LVMH Note	—	(75,000)
Repayment of borrowings - foreign facilities	(103,635)	(106,100)
Proceeds from borrowings - foreign facilities	97,338	99,032
Repayment of borrowings - senior secured notes	(400,000)	—
Payment of financing costs	(3,785)	—
Purchase of treasury shares	(59,973)	(26,100)
Taxes paid for net share settlements	(7,534)	(10,828)
Net cash used in financing activities	(267,534)	(199,084)

Foreign currency translation adjustments	(980)	(2,143)
Net (decrease) increase in cash and cash equivalents	(403,143)	5,739
Cash and cash equivalents at beginning of period	507,829	191,652
Cash and cash equivalents at end of period	$104,686	$197,391

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$26,036	$32,882
Income tax payments, net	$29,691	$20,195
Excise tax liability related to stock repurchases	$636	$—

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. The Company’s DKNY and Donna Karan business in China is operated by Fabco Holding B.V. (“Fabco”), a Dutch joint venture limited liability company that was 75% owned by the Company through April 16, 2024 and was treated as a consolidated majority-owned subsidiary. Effective April 17, 2024, the Company acquired the remaining 25% interest in Fabco that it did not previously own and, as a result, Fabco began being treated as a wholly-owned subsidiary. AWWG Investments B.V. (“AWWG”) is a Dutch corporation that was 12.1% owned by the Company from May 3, 2024 through July 18, 2024 and was accounted for using the cost method. Effective July 19, 2024, the Company acquired an additional 6.6% minority interest in AWWG, increasing its total ownership interest to 18.7% and, as a result, AWWG began being accounted for under the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Sonia Rykiel, a Swiss corporation that is wholly-owned by the Company, Fabco and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the nine-month period ended October 31, 2024, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included for the nine-month period ended September 30, 2024. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2025 and 2024, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods, respectively, and ended on November 2, 2024 and October 28, 2023, respectively.

The results for the three and nine months ended October 31, 2024 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s accounts receivable and allowance for doubtful accounts as of October 31, 2024, October 31, 2023 and January 31, 2024 were:

	October 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$879,572	$1,464	$881,036
Allowance for doubtful accounts	(1,217)	(138)	(1,355)
Accounts receivable, net	$878,355	$1,326	$879,681

	October 31, 2023
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$880,827	$806	$881,633
Allowance for doubtful accounts	(18,349)	(63)	(18,412)
Accounts receivable, net	$862,478	$743	$863,221

	January 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$563,130	$704	$563,834
Allowance for doubtful accounts	(1,408)	(63)	(1,471)
Accounts receivable, net	$561,722	$641	$562,363

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

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	143	(75)	68
Accounts written off as uncollectible	48	—	48
Balance as of October 31, 2024	$(1,217)	$(138)	$(1,355)

Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	(115)	(3)	(118)
Accounts written off as uncollectible	3	—	3
Balance as of October 31, 2023	$(18,349)	$(63)	$(18,412)

Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses, net	166	(3)	163
Accounts written off as uncollectible	16,663	—	16,663
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $10.6 million, $15.6 million and $16.5 million as of October 31, 2024, October 31, 2023 and January 31, 2024, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $5.6 million, $7.9 million and $6.6 million at October 31, 2024, October 31, 2023 and January 31, 2024, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2024	2023	2024	2024	2023	2024

		(In thousands)
Secured Notes	1	$—	$400,000	$400,000	$—	$396,340	$401,080
Revolving credit facility	2	210,055	—	—	210,055	—	—
Note issued to LVMH	3	—	49,787	—	—	49,350	—
Unsecured loans	2	7,326	9,097	8,791	7,326	9,097	8,791
Overdraft facilities	2	4,608	1,872	2,651	4,608	1,872	2,651
Foreign credit facility	2	2,186	4,161	8,939	2,186	4,161	8,939

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

The fair value of the Company’s secured notes was based on their market price at each fiscal quarter end. The Company redeemed the entire $400 million principal amount of its 7.875% Senior Secured Notes due August 2025 (the “Notes”) at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest in August 2024.

The 2% note in the original principal amount of $125 million (the “LVMH Note”) issued to LVMH Moet Hennessy Louis Vuitton Inc. (“LVMH”) in connection with the acquisition of DKNY and Donna Karan was recorded on the balance sheet at a discount of $40.0 million in accordance with Accounting Standards Codification (“ASC”) 820 – Fair Value Measurements (“ASC 820”). For purposes of this fair value disclosure, the Company based its fair value estimate for the LVMH Note on the initial fair value as determined at the date of the acquisition of DKNY and Donna Karan and recorded amortization using the effective interest method over the term of the LVMH Note. The Company repaid $75.0 million of the principal amount of the LVMH Note on June 1, 2023 and the remaining $50.0 million of such principal amount on December 1, 2023.

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

The Company’s operating lease assets and liabilities as of October 31, 2024, October 31, 2023 and January 31, 2024 consist of the following:

Leases	Classification	October 31, 2024	October 31, 2023	January 31, 2024

		(In thousands)
Assets
Operating	Operating lease assets	$286,232	$221,474	$216,886

Liabilities
Current operating	Current operating lease liabilities	$55,479	$55,897	$56,587
Noncurrent operating	Noncurrent operating lease liabilities	246,834	183,522	178,247
Total lease liabilities		$302,313	$239,419	$234,834

The Company’s operating lease assets and operating lease liabilities increased during fiscal 2025 primarily due to the renewal of the Company’s corporate office lease. The Company recorded lease costs of $19.0 million and $55.2 million during the three and nine months ended October 31, 2024. The Company recorded lease costs of $18.1 million and $55.1 million during the three and nine months ended October 31, 2023. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $5.0 million and $16.1 million for the three and nine months ended October 31, 2024. The Company recorded variable lease costs and short-term lease costs of $6.7 million and $18.1 million for the three and nine months ended October 31, 2023. Short-term lease costs are immaterial.

As of October 31, 2024, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2029 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2025	$18,641
2026	72,868
2027	61,177
2028	51,862
2029	42,716
After 2029	130,897
Total lease payments	$378,161
Less: Interest	75,848
Present value of lease liabilities	$302,313

As of October 31, 2024, there are no material leases that are legally binding but have not yet commenced.

As of October 31, 2024, the weighted average remaining lease term related to operating leases is 6.7 years. The weighted average discount rate related to operating leases is 6.8%.

Cash paid for amounts included in the measurement of operating lease liabilities was $58.9 million and $53.2 million during the nine months ended October 31, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for lease obligations were $108.7 million and $26.8 million during the nine months ended October 31, 2024 and 2023, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. There were no shares of common stock excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2024. Approximately 8,200 and 59,200 shares of common stock have been excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2023. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$114,768	$127,640	$144,782	$147,314
Basic net income per share:
Basic common shares	43,885	45,723	44,640	45,904
Basic net income per share	$2.62	$2.79	$3.24	$3.21

Diluted net income per share:
Basic common shares	43,885	45,723	44,640	45,904
Dilutive restricted stock unit awards and stock options	1,069	837	1,079	1,088
Diluted common shares	44,954	46,560	45,719	46,992
Diluted net income per share	$2.55	$2.74	$3.17	$3.13

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	October 31, 2024	October 31, 2023	January 31, 2024

	(In thousands)
Secured Notes	$—	$400,000	$400,000
Revolving credit facility	210,055	—	—
LVMH Note	—	50,000	—
Unsecured loans	7,326	9,097	8,791
Overdraft facilities	4,608	1,872	2,651
Foreign credit facility	2,186	4,161	8,939
Subtotal	224,175	465,130	420,381
Less: Net debt issuance costs (1)	—	(2,972)	(2,548)
Debt discount	—	(213)	—
Current portion of long-term debt	(10,277)	(59,099)	(15,026)
Total	$213,898	$402,846	$402,807
(1)	Does not include debt issuance costs, net of amortization, totaling $5.2 million, $2.8 million and $2.4 million as of October 31, 2024, October 31, 2023 and January 31, 2024, respectively, related to the revolving credit facility. These debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

Senior Secured Notes

The Company had previously completed a private debt offering of $400 million aggregate principal amount of the Notes.

In August 2024, the Company used cash on hand and borrowings from its revolving credit facility to make a $400.7 million payment to voluntarily redeem the entire $400 million principal amount of the Notes at a redemption price equal to 100%

of the principal amount of the Notes plus accrued and unpaid interest. At the date of redemption, the Company had unamortized debt issuance costs of $1.6 million associated with the Notes. These debt issuance costs were fully extinguished and charged to interest expense in the Company’s results of operations.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of October 31, 2024, interest under the Third ABL Credit Agreement was being paid at an average rate of 6.57% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2024, the Company was in compliance with these covenants.

As of October 31, 2024, the Company had $210.1 million borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of October 31, 2024, there were outstanding trade and standby letters of credit amounting to $6.2 million and $2.9 million, respectively.

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

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.6 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2024, the Company had an aggregate outstanding balance of €6.0 million ($7.3 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. As part of a COVID-19 relief program, certain of the Company’s foreign entities entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2024, the Company had an aggregate of €4.1 million ($4.6 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate plus a margin of 1.7%. As of October 31, 2024, KLH had an aggregate outstanding balance of €2.0 million ($2.2 million) borrowings outstanding under this credit facility.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $4.6 million, $3.3 million and $5.2 million at October 31, 2024, October 31, 2023 and January 31, 2024, respectively. The Company recognized $3.6 million in revenue for the three months ended October 31, 2024 related to contract liabilities that existed at July 31, 2024. The Company recognized $4.5 million in revenue for the nine months ended October 31, 2024 related to contract liabilities that existed at January 31, 2024. There were no contract assets recorded as of October 31, 2024, October 31, 2023 and January 31, 2024. Substantially all of the advance payments from licensees as of October 31, 2024 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three and nine month periods indicated below:

	Three Months Ended October 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,066,635	$42,333	$(22,209)	$1,086,759
Cost of goods sold	656,659	20,178	(22,209)	654,628
Gross profit	409,976	22,155	—	432,131
Selling, general and administrative expenses	235,628	23,612	—	259,240
Depreciation and amortization	5,674	882	—	6,556
Operating profit (loss)	$168,674	$(2,339)	$—	$166,335

	Three Months Ended October 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,054,303	$32,711	$(19,904)	$1,067,110
Cost of goods sold	636,961	16,640	(19,904)	633,697
Gross profit	417,342	16,071	—	433,413
Selling, general and administrative expenses	213,263	23,045	—	236,308
Depreciation and amortization	5,475	1,120	—	6,595
Asset impairments	222	—	—	222
Operating profit (loss)	$198,382	$(8,094)	$—	$190,288

	Nine Months Ended October 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,284,710	$110,060	$(53,509)	$2,341,261
Cost of goods sold	1,374,544	53,328	(53,509)	1,374,363
Gross profit	910,166	56,732	—	966,898
Selling, general and administrative expenses	658,645	66,246	—	724,891
Depreciation and amortization	17,113	3,591	—	20,704
Operating profit (loss)	$234,408	$(13,105)	$—	$221,303

	Nine Months Ended October 31, 2023
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,280,391	$97,268	$(44,199)	$2,333,460
Cost of goods sold	1,369,315	48,478	(44,199)	1,373,594
Gross profit	911,076	48,790	—	959,866
Selling, general and administrative expenses	633,841	69,635	—	703,476
Depreciation and amortization	16,247	2,883	—	19,130
Asset impairments	222	—	—	222
Operating profit (loss)	$260,766	$(23,728)	$—	$237,038

(1)Represents intersegment sales to the Company’s retail operations segment.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023

	(In thousands)
Licensed brands	$560,780	$625,231	$1,109,630	$1,261,894
Proprietary brands	505,855	429,072	1,175,080	1,018,497
Wholesale net sales	$1,066,635	$1,054,303	$2,284,710	$2,280,391

Licensed brands	$—	$—	$—	$—
Proprietary brands	42,333	32,711	110,060	97,268
Retail net sales	$42,333	$32,711	$110,060	$97,268

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	October 31, 2024	October 31, 2023	January 31, 2024

	(In thousands)
Wholesale	$1,611,042	$1,700,179	$1,562,203
Retail	115,505	120,080	104,272
Corporate	1,057,064	929,074	1,014,689
Total assets	$2,783,611	$2,749,333	$2,681,164

NOTE 10 – STOCKHOLDERS’ EQUITY

For the three months ended October 31, 2024, the Company issued no shares of common stock and utilized no shares of treasury stock in connection with the vesting of equity awards. For the three months ended October 31, 2023, the Company issued no shares of common stock and utilized 4,354 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2024, the Company issued no shares of common stock and utilized 366,714 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2023, the Company issued no shares of common stock and utilized 608,325 shares of treasury stock in connection with the vesting of equity awards.

NOTE 11 – FABCO

On April 17, 2024, the Company acquired from Amlon Capital B.V. (“Amlon”) the remaining 25% interest in Fabco that it did not previously own for $0.2 million. Additionally, at the date of the transaction, there were $1.2 million of payables due from Fabco to Amlon. As settlement of a portion of the outstanding payables, the Company issued a non-interest bearing promissory note to Amlon in the principal amount of $0.6 million of which $0.4 million of the principal amount is due and payable on April 17, 2025 and $0.2 million of the principal amount is due and payable on April 17, 2026. The promissory note is classified in notes payable in the Company’s condensed consolidated balance sheet as of October 31, 2024. The remaining $0.6 million of payables due to Amlon was forgiven, resulting in the Company recognizing a gain of $0.6 million within other income (loss) in the Company’s condensed consolidated statements of income and comprehensive income.

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

NOTE 12 – AWWG INVESTMENT

In May 2024, the Company acquired a 12.1% minority interest in AWWG for €50 million ($53.6 million). AWWG is a global fashion group and premier platform for international brands. AWWG owns a portfolio of brands including Hackett, Pepe Jeans and Façonnable. This investment is intended to leverage AWWG’s expertise and provide for synergies to support the Company’s international expansion priority through the development of its operational platform in Europe.

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

Prior to the additional investment made in July 2024, the Company accounted for its investment in AWWG using the cost method and the investment was classified in other assets, net in the Company’s condensed consolidated balance sheet. As of the date of the additional investment made in July 2024, the Company determined it has significant influence in accordance with ASC 323 and, as a result, converted the accounting for the investment from the cost method to the equity method of accounting. The investment is classified in investments in unconsolidated affiliates in the Company’s condensed consolidated balance sheet as of October 31, 2024.

NOTE 13 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended October 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The ASU requires public entities to disclose more detailed information about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses, depreciation and intangible asset amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The amendments in this ASU should be applied prospectively; however, retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on its consolidated financial statements and related disclosures.

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

KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the nine-month period ended October 31, 2024, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included for the nine-month period ended September 30, 2024. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2025 and 2024, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods and ended on November 2, 2024 and October 28, 2023, respectively.

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

Our own proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Nautica, Halston, Levi’s, Kenneth Cole, Cole Haan, Vince Camuto, Dockers, Champion, Converse and BCBG. Through our team sports business, we have licenses with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers for their own private label programs.

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

Investment in AWWG

In May 2024, we acquired a 12.1% minority interest in AWWG Investments B.V. (“AWWG”) for €50 million ($53.6 million). AWWG is a global fashion group and premier platform for international brands. AWWG owns a portfolio of brands including Hackett, Pepe Jeans and Façonnable. In July 2024, we acquired an additional 6.6% minority interest in AWWG for €27.1 million ($29.1 million), increasing our total ownership interest to approximately 18.7%. This investment is intended to leverage AWWG’s expertise and provide for synergies to support our international expansion priority through the development of our operational platform in Europe.

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

Senior Secured Notes Redemption

In August 2024, we used cash on hand and borrowings from our revolving credit facility to make a $400.7 million payment to voluntarily redeem the entire $400 million principal amount of our 7.875% Senior Secured Notes due August 2025 (the “Notes”) at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our purchase of the interests not previously owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, new license agreements entered into by us, such as our recent license agreements for the Nautica, Halston, Champion and Converse brands and investments to accelerate our strategic priorities, such as our investment in AWWG. Our actions added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Political Environment

In November 2024, the U.S. presidential election resulted in the election of a new president and administration that will take effect in January 2025. The potential impact of new policies that may be implemented as a result of the new administration is currently uncertain. Any resulting changes in international trade relations, legislation and regulations (including those related to taxation and importation), economic and monetary policies, heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

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

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law which contains several tax-related provisions. Among other effects, the IRA created an excise tax of 1% on stock repurchases by publicly traded U.S. corporations effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders' equity. The excise tax did not have a material impact on our results of operations and cash flows as of and for the nine months ended October 31, 2024.

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

The Federal Reserve raised interest rates several times in fiscal 2024 in response to concerns about inflation. The Federal Reserve recently decreased interest rates in the third quarter of fiscal 2025, however it is unclear whether the Federal Reserve will further reduce interest rates, maintain the current rates or raise interest rates in the future. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Supply Chain

The global supply chain continues to be negatively impacted by various factors, including the ongoing disruptions in the Red Sea, port congestion and capacity shortages in Asia and recent and threatened port strikes on the U.S. East and Gulf coasts and in Canada . Although our business has not been significantly impacted by such disruptions, we have experienced some shipping delays impacting the timing of inventory receipts. These delays have not yet resulted in a significant loss of customer sales and the increase in transportation costs to North America has not yet been significant. We have incurred and will continue to incur increased shipping costs to North America and Europe in the second half of fiscal 2025. We continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes and destinations accordingly to ensure timely delivery of our product.

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

Results of Operations

Three months ended October 31, 2024 compared to three months ended October 31, 2023

Net sales for the three months ended October 31, 2024 increased to $1.09 billion from $1.07 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $1.07 billion for the three months ended October 31, 2024 from $1.05 billion in the comparable period last year. This increase was primarily the result of an increase in net sales of our DKNY and Karl Lagerfeld products, as well as our Donna Karan products and Nautica denim licensed products that primarily started shipping during the current year. The increase in sales of DKNY products was primarily related to performance wear, sportswear and denim categories. The increase in sales of Karl Lagerfeld products was primarily related to women’s suits, shoes, handbags and outerwear. These increases were partially offset by decreases in net sales of Calvin Klein and Tommy Hilfiger licensed products.

Net sales of our retail operations segment were $42.3 million for the three months ended October 31, 2024 compared to $32.7 million in the same period last year. The number of retail stores operated by us decreased from 62 at October 31, 2023 to 51 at October 31, 2024. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris and DKNY stores. Comparable store sales, which include both stores and digital channels, increased by high double digits at our Karl Lagerfeld Paris and DKNY stores compared to the same period in the prior year.

Gross profit was $432.1 million, or 39.8% of net sales, for the three months ended October 31, 2024, compared to $433.4 million, or 40.6% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 38.4% in the three months ended October 31, 2024 compared to 39.6% in the same period last year. The gross profit percentage in the current year period decreased due to product mix, partially offset by an increased proportion of sales of product related to our owned brands which have no royalty costs and thus result in a higher gross profit percentage. The gross profit percentage in our retail operations segment was 52.3% for the three months ended October 31, 2024 compared to 49.1% for the same period last year. The gross profit percentage in the current year period was positively impacted by product mix with a higher gross profit percentage.

Selling, general and administrative expenses increased to $259.2 million in the three months ended October 31, 2024 from $236.3 million in the same period last year. The increase in expenses was primarily due to increases of $12.0 million in compensation expenses, primarily due to an increase in salaries and bonus expense accruals, $9.0 million in advertising expenses, primarily due to the relaunch of the Donna Karan brand and higher spending on the DKNY brand which was partially offset by reduced royalty advertising expenses resulting from lower net sales of licensed product, and $1.6 million in third-party warehouse and facility expenses

Depreciation and amortization was $6.6 million for both the three months ended October 31, 2024 and 2023.

Other income was $0.9 million in the three months ended October 31, 2024 compared to other loss of $3.1 million in the same period last year. Other income in the current period was impacted by $0.3 million of income from unconsolidated affiliates during the current year period compared to $2.7 million of losses from unconsolidated affiliates in the same period last year. Additionally, other income in the current period was impacted by $0.5 million of foreign currency income during the current year period compared to $0.4 million of foreign currency losses in the same period last year.

Interest and financing charges, net, for the three months ended October 31, 2024 were $6.4 million compared to $11.0 million in the same period last year. The decrease in interest and financing charges was primarily due to a $4.3 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Notes in August 2024 that was partially offset by increased interest charges from higher average borrowings under our revolving credit facility in the current year period. Additionally, there was a decrease of $0.7 million in interest charges related to the LVMH Note as a result of the repayment of $125 million in principal of this Note in fiscal 2024. These decreases were partially offset by a $1.6 million charge to interest expense from extinguished debt issuance costs upon the redemption of the Notes.

Income tax expense was $46.2 million for the three months ended October 31, 2024 compared to $48.8 million for the same period last year. Our effective tax rate increased to 28.7% in the current year’s quarter from 27.7% in last year’s comparable quarter. The higher effective tax rate in the current year period is primarily due to the impact of permanent tax adjustments on the annual effective tax rate.

Nine months ended October 31, 2024 compared to nine months ended October 31, 2023

Net sales for the nine months ended October 31, 2024 increased to $2.34 billion from $2.33 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment was $2.28 billion for both the nine months ended October 31, 2024 and 2023. There was increases in net sales of our DKNY and Karl Lagerfeld products, as well as our Donna Karan products and Nautica denim licensed products that primarily started shipping during the current year. The increase in sales of DKNY products was primarily related to performance wear, sportswear and denim categories. The increase in sales of Karl Lagerfeld products was primarily related to women’s suits, shoes, handbags and sportswear. These increases were partially offset by decreases in net sales of Calvin Klein and Tommy Hilfiger licensed products.

Net sales of our retail operations segment were $110.1 million for the nine months ended October 31, 2024 compared to $97.3 million in the same period last year. The number of retail stores operated by us decreased from 62 at October 31, 2023 to 51 at October 31, 2024. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris stores, partially offset by decreased sales at our DKNY stores. Comparable store sales, which include both stores and digital channels, increased by low double digits at our Karl Lagerfeld Paris and DKNY stores compared to the same period in the prior year.

Gross profit was $966.9 million, or 41.3% of net sales, for the nine months ended October 31, 2024, compared to $959.9 million, or 41.1% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 39.8% in the nine months ended October 31, 2024 compared to 40.0% in the same period last year. The gross profit percentage in our retail operations segment was 51.5% for the nine months ended October 31, 2024 compared to 50.2% for the same period last year. The gross profit percentage in the current year period was positively impacted by product mix with a higher gross profit percentage.

Selling, general and administrative expenses increased to $724.9 million in the nine months ended October 31, 2024 from $703.5 million in the same period last year. The increase in expenses was primarily due increases of $15.5 million in advertising expenses, primarily due to the relaunch of the Donna Karan brand and higher spending on the DKNY brand that was partially offset by reduced royalty advertising expenses resulting from lower net sales of licensed product, and $13.2 million in compensation expenses, primarily due to an increase in salaries. These increases were partially offset by a decrease of $8.3 million in third-party warehouse and facility expenses associated with carrying lower levels of inventory.

Depreciation and amortization was $20.7 million for the nine months ended October 31, 2024 compared to $19.1 million in the same period last year. This increase primarily results from higher depreciation and amortization related to information technology expenditures and fixturing costs at department stores.

Other loss was $2.2 million in the nine months ended October 31, 2024 compared to $2.0 million in the same period last year.

Interest and financing charges, net, for the nine months ended October 31, 2024 were $16.7 million compared to $32.7 million in the same period last year. The decrease in interest and financing charges was primarily due to a $7.9 million increase in investment income from having a larger average cash position in fiscal 2025 compared to fiscal 2024. Additionally, there was a $4.5 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Notes in August 2024 that was partially offset by increased interest charges from higher average borrowings under our revolving credit facility in the current year as well as a decrease of $3.6 million in interest charges related to the LVMH Note as a result of the repayment of $125 million in principal of this Note in fiscal 2024. These decreases were partially offset by a $1.6 million charge to interest expense from extinguished debt issuance costs upon the redemption of the Notes.

Income tax expense was $57.9 million for the nine months ended October 31, 2024 compared to $55.7 million for the same period last year. Our effective tax rate increased to 28.6% in the current year’s period from 27.5% in last year’s comparable period. The higher effective tax rate in the current year period is due to the impact of permanent tax adjustments on the annual effective tax rate.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. We have also used cash to repurchase our shares, make investments and redeem the Notes.

As of October 31, 2024, we had cash and cash equivalents of $104.7 million and availability under our revolving credit facility of approximately $480 million. As of October 31, 2024, we were in compliance with covenants under our revolving credit facility. In August 2024, we used our cash and borrowings from our revolving credit facility to make a $400.7 million payment to voluntarily redeem the entire principal amount of the Notes plus accrued and unpaid interest.

Senior Secured Notes

We had previously completed a private debt offering of $400 million aggregate principal amount of the Notes.

In August 2024, we used cash on hand and borrowings from our revolving credit facility to make a $400.7 million payment to voluntarily redeem the entire $400 million principal amount of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At the date of redemption, we had unamortized debt issuance costs of $1.6 million associated with the Notes. These debt issuance costs were fully extinguished and charged to interest expense in our results of operations.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. As of October 31, 2024, interest under the Third ABL Credit Agreement was being paid at an average rate of 6.57% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restricts our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of October 31, 2024, we were in compliance with these covenants.

As of October 31, 2024, we had $210.1 million in borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of October 31, 2024, there were outstanding trade and standby letters of credit amounting to $6.2 million and $2.9 million, respectively.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans that were part of COVID-19 relief programs. In the aggregate, we are currently required to make quarterly installment payments of principal in the amount of €0.6 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2024, the Company had an aggregate outstanding balance of €6.0 million ($7.3 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. As part of a COVID-19 relief program, certain of the Company’s foreign entities have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2024, the Company had an aggregate of €4.1 million ($4.6 million) drawn under these various facilities.

Foreign Credit Facility

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate plus a margin of 1.7%. As of October 31, 2024, KLH had an aggregate balance of €2.0 million ($2.2 million) in borrowings outstanding under this credit facility.

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

We had $210.1 million in borrowings outstanding under our Third ABL Credit Agreement at October 31, 2024 and no borrowings outstanding under our Third ABL Credit Agreement at October 31, 2023. We redeemed the entire $400 million principal amount of the Notes in August 2024. We had $400 million in borrowings outstanding under the Notes at October 31, 2023. Our contingent liability under open letters of credit was approximately $9.0 million and $4.9 million at October 31, 2024 and 2023, respectively. At October 31, 2023, we had $50 million of face value principal amount outstanding under the LVMH Note. The amount outstanding under the LVMH Note was repaid during fiscal 2024. We had an aggregate of €6.0 million ($7.3 million) and €8.6 million ($9.1 million) outstanding under the Company’s various unsecured loans as of October 31, 2024 and 2023, respectively. We had €4.1 million ($4.6 million) and €1.8 million ($1.9 million) outstanding under our various overdraft facilities as of October 31, 2024 and 2023, respectively. We had €2.0 million ($2.2 million)  and €3.9 million ($4.2 million) outstanding under our foreign credit facility as of October 31, 2024 and 2023, respectively.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the nine months ended October 2024, we acquired 2,209,832 of our shares of common stock for an aggregate purchase price of $60.0 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of October 31, 2024, we had remaining 7,790,168 shares that are authorized for purchase under this program. As of December 5, 2024, we had 43,886,707 shares of common stock outstanding.

Cash from Operating Activities

We used $17.0 million in cash from operating activities during the nine months ended October 31, 2024, primarily as a result of increases of $317.3 million in accounts receivable and $12.0 million in inventories. These items were offset, in part, by our net income of $144.8 million, an increase of $80.6 million in accounts payable and accrued expenses, a decrease of $23.2 million in income taxes and non-cash charges relating primarily to depreciation and amortization of $20.7 million and share-based compensation of $17.9 million.

The changes in operating cash flow items are generally consistent with our seasonal pattern of higher sales and building up inventory for the fall shipping season resulting in the increases in accounts receivable, inventory and accounts payable. The fall shipping season begins during the latter half of our second fiscal quarter. Our fiscal year ending January 31, 2023 experienced inventory levels that were unusually high due to supply chain challenges throughout the industry during fiscal 2023. This resulted in a reduction to our inventories as of October 31, 2023 as reflected in our condensed consolidated statement of cash flows.

Cash from Investing Activities

We used $117.6 million of cash in investing activities during the nine months ended October 31, 2024, primarily as a result of our $84.8 million investment in AWWG. We also had $31.8 million in capital expenditures primarily related to information technology expenditures and fixturing costs at department stores.

Cash from Financing Activities

Net cash used by financing activities was $267.5 million during nine months ended October 31, 2024 primarily as a result of $400 million of cash used to redeem the entire principal amount of the Notes, $60.0 million of cash used to repurchase 2,209,832 shares of our common stock under our share repurchase program, excluding excise tax, and $7.5 million for taxes paid in connection with net share settlements of stock grants that vested. These items were offset, in part, by net proceeds of $210.1 million under our revolving credit facility.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2024 are those that depend most heavily on these judgments and estimates. As of October 31, 2024, there have been no material changes to our critical accounting policies.

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

Within the KLH subsidiary, which represents approximately 7.8% of the total net sales of the Company for the nine months ended October 31, 2024, the Company identified a material weakness in the operating effectiveness of controls related to information technology general controls (ITGCs) over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they rely upon information and configurations from the affected IT systems.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A.-Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2024 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of October 31, 2024, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 5.        Other Information

During the three months ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2024.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 10, 2024	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 10, 2024	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer