Form 10-K
period 2025-01-31
G III APPAREL GROUP LTD /DE/
filed 2025-03-24
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2025

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

As of July 31, 2024, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,461,813,535.

The number of outstanding shares of the registrant’s Common Stock as of March 19, 2025 was 43,883,207.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 12, 2025, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

Various statements contained in this Annual Report on Form 10-K or in future filings by us with the Securities and Exchange Commission (the “SEC”), in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “believe,” “envision,” “forecast” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, those described in “Risk Factors.”

SUMMARY OF RISKS AFFECTING OUR BUSINESS

Our business is subject to numerous risks. The following summary highlights some of the risks you should consider with respect to our business and prospects. This summary is not complete and the risks summarized below are not the only risks we face. You should review and consider carefully the risks and uncertainties described in more detail under “Risk Factors,” which includes a more complete discussion of the risks summarized below as well as a discussion of other risks related to our business and an investment in our common stock.

●	the failure to maintain our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations;
●	any adverse change in our relationship with PVH Corp. and its Calvin Klein or Tommy Hilfiger brands could have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks associated with our wholesale operations including risks relating to the image of our proprietary brands and business practices of our customers;
●	our use of social media and our collaborations with influencers;
●	our significant customer concentration, and the risk that the loss of one of our largest customers could adversely affect our business;
●	risks relating to our retail operations segment;
●	our ability to achieve operating enhancements and cost reductions from our retail operations;
●	dependence on existing management;
●	our ability to make strategic acquisitions and investments and possible disruptions from acquisitions, including our ownership of the entire Karl Lagerfeld business, and the risks associated with our ability to maintain an effective internal control environment;
●	the need for additional financing;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our partners may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the conflicts in Ukraine and the Middle East;
●	our dependence on foreign manufacturers;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;

●	risks related to the implementation of the national security law in Hong Kong;
●	the need to successfully upgrade, maintain and secure our information systems;
●	increased exposure to consumer privacy, cybersecurity and fraud concerns;
●	possible adverse effects of data security or privacy breaches;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities that could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	focus on corporate responsibility issues by stakeholders;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	fluctuations in the price of our common stock;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings; and
●	risks related to our indebtedness.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WEBSITE ACCESS TO REPORTS

Our website is www.g-iii.com. We make available, free of charge, on our website (under the heading “Investors”) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. No information contained on our website is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K. Information relating to our corporate governance, including copies of our Code of Ethics and Conduct, Audit, Compensation and Nominating and Corporate Governance Committee Charters, and other policies and guidelines, are available at our website under “Investors.” The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

PART I

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “Company,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2025 is referred to as “fiscal 2025.”

G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Company Overview

G-III is a global leader in fashion with expertise in design, sourcing, distribution and marketing, which enables us to fuel growth across a portfolio of over 30 globally recognized owned and licensed brands anchored by our key owned brands DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin as well as other major brands that currently drive our business. We develop product across a diverse range of lifestyle categories which include: outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. Our brands are positioned to sell at various price points with global distribution across a diverse mix of channels and geographies to reach a broad range of consumers. We also license the use of our trademarks to third parties for product categories and in regions where we believe our licensees’ expertise can better serve our brands. We generated net sales of approximately $3.18 billion, $3.01 billion and $3.23 billion in fiscal 2025, fiscal 2024 and fiscal 2023, respectively.

Our Brands

In an environment of rapidly changing consumer fashion trends and preferences, we benefit from a differentiated mix of owned and licensed brands, all of which have strong brand equity and long-standing consumer appeal. With full control over design, production, global distribution and marketing, our owned brands represent a sustainable long-term profit driver, generating higher operating margins and providing an accretive licensing income stream. We also license brands that complement our portfolio including Calvin Klein, Tommy Hilfiger, Nautica, Halston, among others. Our overall brand portfolio is diversified across product categories, price points, demographics, occasions, fits and sizes, styles and genres. Through our licensed team sports business, we have partnerships with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers under their private retail labels. Our owned brands accounted for approximately 52% of our net sales in fiscal 2025, 47% of our net sales in fiscal 2024 and 41% of our net sales in fiscal 2023, with the remainder of net sales in each year driven by our licensed businesses.

We continue to expand our portfolio of brands through licenses, acquisitions and joint ventures as we extend our global reach and product offerings. We are continually seeking new licensing opportunities with brand owners and seeking to acquire established brands. We are in the process of developing two of the newest brand additions to our portfolio, Converse and BCBG, which we expect to launch in the Fall of 2025.

We currently market apparel and other products under, among others, the following owned and licensed brand names:

Owned Brands	Licensed Brands
Andrew Marc	BCBG
DKNY	Calvin Klein
Donna Karan	Champion
Eliza J	Cole Haan
G.H. Bass	Collegiate Licensing Company
G-III for Her	Converse
G-III Sports by Carl Banks	Dockers
Jessica Howard	Halston
Karl Lagerfeld	Kenneth Cole
Karl Lagerfeld Paris	Levi's
Marc New York	Major League Baseball
Sonia Rykiel	Margaritaville
Vilebrequin	National Basketball Association
Wilsons Leather	National Football League
National Hockey League
Nautica
Starter
Tommy Hilfiger
Vince Camuto

Key Owned Brands

Dating back to the beginning of our company, G-III has sold apparel under its own proprietary brands. Over the years, we developed or acquired brands such as G-III Sports by Carl Banks, Eliza J and Jessica Howard. We also acquired Andrew Marc, an aspirational luxury outerwear brand, G.H. Bass, a well-known heritage brand, and Vilebrequin, a premier swimwear and resort wear brand. In our most significant acquisition to date, we acquired Donna Karan International, which owns DKNY and Donna Karan, two of the world’s most iconic and recognizable brands. In October 2021, we acquired European luxury fashion brand Sonia Rykiel and in May 2022, we acquired the remaining interests that we did not own in the iconic Karl Lagerfeld fashion brand. We currently design, manufacture, distribute, market and sell products under our own proprietary brands, as well as license our proprietary brands in a variety of categories and across geographies.

Our key owned brands include:

DKNY

We acquired the DKNY and Donna Karan brands in 2016.  DKNY is a global iconic fashion brand founded in 1989. We distribute a full lifestyle offering for the brand globally across premier department stores and their digital sites as well as DKNY stores and digital sites, partner run stores and online retailers. DKNY merges modern tailoring with sophisticated ease, celebrating the aspirational and practical spirit of New York. Since G-III acquired DKNY in 2016, we significantly expanded the brand’s wholesale presence through premier department stores and other key retailers including multi-brand and specialty stores. Today, DKNY operates 14 company operated stores predominately across North America located in premium outlet centers. Internationally, we operate wholesale distribution in multiple countries across department stores, specialty stores and digital retailers, as well as 58 partner operated stores globally. We believe there is significant opportunity for further international growth. We also license the DKNY brand in several categories including fragrance, men’s, kids, home, eyewear, watches and other accessories, which drives additional royalty income to the brand. Our strategic marketing investments in DKNY help drive the brand’s recognition and appeal among global consumer audiences. Net sales of our DKNY products were approximately $675 million in fiscal 2025, $590 million in fiscal 2024 and $555 million in fiscal 2023.

Donna Karan

We relaunched the Donna Karan brand in North America in Spring 2024. The new Donna Karan is a modern system of dressing created to appeal to a woman’s senses on every level, addressing the full lifestyle needs of a new consumer. Inspired by the Donna Karan archives, we have thoughtfully created a new product line that captures the brand’s ethos of timeless elegance, empowering women and accessible luxury, tailored to meet the lifestyle needs of today’s customer. The new Donna Karan is distributed in premier department stores, digital channels and our own Donna Karan website in North America. This relaunch was supported by G-III’s largest and most visible marketing investment to re-energize and create excitement among consumers. Focused on storytelling under Donna Karan’s purpose and rich history of empowering women, the Spring and Fall 2024 marketing campaigns were met with strong consumer response and engagement around the relaunch. In addition to the Donna Karan product that we produce, we also license additional lifestyle categories, including, fragrance, home, eyewear, suits, intimates, sleep and loungewear. We are in the early stages of further developing the brand’s lifestyle offerings. The brand is generating significant profitability with some of the highest average unit retails (“AURs”) and sell-throughs across our portfolio. We believe there is a significant opportunity for global growth.

Karl Lagerfeld

In 2022, G-III acquired the remaining interests in the Karl Lagerfeld fashion brand after having previously launched the Karl Lagerfeld Paris brand in North America in 2015. The June 2022 full acquisition of Karl Lagerfeld expanded G-III’s business and presence in Europe, while adding new international expertise. The Karl Lagerfeld brand is known for its signature aesthetic combining Parisian classics with a rock-chic attitude and tailored silhouettes. The brand produces a full lifestyle portfolio of apparel, accessories and footwear as well as licensed categories including fragrance, men’s, kids, home among others and branded experiences with partner operated luxury hotels and residences. We distribute the brand through more than 170 Karl Lagerfeld stores worldwide, including 64 company operated stores, across over 60 countries. We also operate 35 Karl Lagerfeld Paris company operated stores across North America located in premium outlet centers.  Net sales of  our Karl Lagerfeld products were approximately $580 million in fiscal 2025, $475 million in fiscal 2024 and $365 million in fiscal 2023.

Vilebrequin

Vilebrequin is a premier provider of luxury status swimwear, resort wear and related accessories, with iconic designs drawn from its French Riviera heritage and founding in St. Tropez over forty years ago. Vilebrequin is currently distributed in 107 company operated stores and 91 franchised operated stores and is sold in over 100 countries worldwide. We continue to grow the brand’s global retail footprint through new stores as well as distribution partners. We also are expanding Vilebrequin’s lifestyle offering through experiential licensing agreements and extensive collaborations, which drive consumer engagement and fuel brand awareness in global markets. Vilebrequin currently has five beach club concepts in various stages of development, with plans for additional ones. We opened our first ever beach club as well as flagship store in Cannes, which is driving powerful brand recognition in the region. Vilebrequin offers a differentiated lifestyle product and experience to our end consumer, and we think there is an opportunity to further expand the brand’s global presence and unlock growth in new markets.

Licensing of our Owned Brands

As our portfolio of owned brands has grown, we have licensed these brands in new categories that we do not have the capability to produce ourselves. Our licensing program has significantly increased as a result of owning the DKNY, Donna Karan, Karl Lagerfeld and Karl Lagerfeld Paris brands. We currently license our owned brands in a variety of categories as well as regions and continue to seek new licensing opportunities to broaden the reach of these brands.

We have strong relationships with category leading license partners, including, but not limited to, Marchon, Komar and Inter Parfums. The DKNY and Donna Karan brands have worldwide license agreements for a broad array of products including fragrance (and related products), intimates, eyewear, bedding and bath products, women’s sleepwear, loungewear, tech accessories, and men’s and women’s fashion watches. Additionally, we license the DKNY brand in the United States and internationally for children’s clothing, children’s footwear, jewelry, men’s tailored clothing, men’s sportswear, men’s dress shirts, men’s underwear, men’s loungewear, men’s swimwear, men’s and women’s golfwear, men’s and women’s socks, tech accessories, furniture and rugs.

We license the Karl Lagerfeld brand for a wide range of product categories including, but not limited to, footwear, men’s apparel, fragrances, children’s clothing, eyewear and tech accessories. We also license the Karl Lagerfeld Paris brand for men’s suits, men’s dress shirts, bedding and bath products. Further, our experiential licenses with partners for brand activated hotels and luxury villas showcase the brand’s lifestyle allure and drive consumer engagement while keeping the brand relevant in overseas markets.

We have a long-term global licensing agreement with Inter Parfums, Inc. for the creation, development and distribution of fragrances and fragrance-related products under the DKNY, Donna Karan and Karl Lagerfeld brands. The initial DKNY and Donna Karan term of the license extends through December 31, 2032 and includes a 5-year option to renew given the achievement of certain sales targets. The Karl Lagerfeld term of the license extends through October 31, 2032 with no option to renew. We believe the fragrance category is a brand enhancing extension that enables our brands to connect more broadly with global consumers.

Our G.H. Bass, Vilebrequin, Andrew Marc and Sonia Rykiel brands also have licensed product in a variety of categories. We intend to continue to focus on expanding licensing opportunities for our proprietary brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories as these provide a highly accretive licensing royalty income stream to the business while extending our brands’ reach to a wider range of global audiences.

Complementary Portfolio of Licensed Brands

In addition to our owned brands, licensed brands are a key component of our go-forward strategy. Importantly, licensed brands are a capital light way to grow. Each brand offers unique attributes that further diversify our portfolio across product, aesthetic, distribution channel and consumer segments. Under our license agreements, we are generally required to achieve minimum net sales of licensed products, pay guaranteed minimum royalties, make specified royalty and advertising payments (usually based on a percentage of net sales of licensed products) and receive prior approval of the licensor as to all design and other elements of a product prior to production. License agreements may also restrict our ability to distribute the product to agreed upon geographies and channels as well as to enter into new license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of these requirements or otherwise fail to meet our material obligations under a license agreement, a licensor usually will have the right to terminate our license. License agreements also typically restrict our ability to assign or transfer the agreement without the prior written consent of a licensor and generally provide that a change in control, including as a result of the acquisition of us by another company, is considered to be a transfer of the license agreement that would give a licensor the right to terminate the license unless it has approved the transaction. Our ability to renew a license agreement may be subject to the discretion of the licensor or to attaining minimum sales and/or royalty levels and to our compliance with the provisions of the agreement. Sales of licensed products accounted for 48.0% of our net sales in fiscal 2025, 53.4% of our net sales in fiscal 2024 and 58.6% of our net sales in fiscal 2023.

Our key licensed brands include:

Calvin Klein

Beginning in 2005, we had licenses for Calvin Klein men’s and women’s outerwear and subsequently added licenses for women’s suits, dresses, women’s performance wear, women’s sportswear, men’s and women’s swimwear, women’s handbags, small leather goods, luggage and jeanswear in the United States and Canada. By fiscal 2020, we had achieved over $1 billion of net sales of Calvin Klein licensed products annually. We will now be transitioning away from this brand over the next four years. Our licenses for Calvin Klein products expire on a staggered basis beginning on December 31, 2024 and continuing through December 31, 2027. We have the right to request an extension of the Calvin Klein license for the women’s suits category through December 31, 2029.

Tommy Hilfiger

Beginning in 2009, we have continuously expanded our relationship with Tommy Hilfiger. We have a multi-category womenswear license in the United States and Canada. By fiscal 2020, we had achieved $500 million of net sales of Tommy Hilfiger licensed products annually. This license for women’s sportswear, dresses, suit separates, performance and jeans are in addition to our Tommy Hilfiger men’s and women’s outerwear license and Tommy Hilfiger luggage license, both also in the United States and Canada. Our licenses for Tommy Hilfiger products expire on a staggered basis beginning on December 31, 2025 and continuing through December 31, 2027. We have the right to request an extension of the Tommy Hilfiger license for the women’s suits category through December 31, 2029.

Nautica

In March 2023, G-III entered into a licensing agreement with Authentic Brands Group for the Nautica brand for distribution in North America. The license includes a number of categories under which we currently produce a full women’s jeanswear collection. Nautica has strong brand recognition offering iconic modern and nautically inspired designs with a casual fit, feel, and function. G-III launched the women’s jeans category in the Spring 2024 and expects to expand to additional lifestyle categories over time. The brand serves as a strong addition to our portfolio and complements our current offering of women’s apparel.

Halston

In May 2023, we announced the signing of a 25-year master licensing agreement with Xcel Brands, Inc. for the Halston brand giving G-III access to all categories across men’s and women’s product. The agreement gives G-III the ability to sub-license additional categories as well as the option to buy the Halston brand for a predetermined price. Halston’s simple and classic elegance offers an easy, modern approach to aspirational style. We launched the initial product in Fall 2024 and will be expanding distribution across our various channels and geographies.

Champion

In September 2023, we entered into a licensing agreement for Champion, which was recently acquired by Authentic Brands Group, to design and produce men’s and women’s outerwear collections in North America. Champion is an iconic American brand born from sport with global recognition, offering athletic apparel with a strong appeal amongst the younger customer. G-III launched the Champion outerwear product in Fall 2024 and plans to create quality heritage pieces that expand the brand’s renowned lifestyle offering.

Converse

In September 2024, G-III announced a global licensing agreement for Converse, Inc., to design and produce adult men’s and women’s apparel. Converse is an iconic American youth lifestyle brand owned by Nike, Inc. with international recognition that meets the ever-shifting demands of the younger consumer. We expect to launch this brand in the Fall 2025, and believe this license represents a significant opportunity for G-III as it enables us to expand our active lifestyle business.

BCBG

In July 2024, we entered into a licensing agreement with Marquee Brands for its BCBG and BCBG GENERATION brands in the United States and Canada. The license includes women’s apparel and swimwear products, focusing on dresses, ready-to-wear separates and comprehensive sportswear collections with an angle of invigorating the brand’s lifestyle vision. We expect to launch products under these brands in Fall 2025.

Our current licenses have the following terms and potential renewal terms:

	Date Current	Date Potential Renewal
License	Term Ends	Term Ends
Fashion Licenses
BCBG (Women's apparel)	December 31, 2029	December 31, 2044
Calvin Klein (Men's outerwear)	December 31, 2025	None
Calvin Klein (Women's outerwear)	December 31, 2025	None
Calvin Klein (Women's dresses)	December 31, 2026	None
Calvin Klein (Women's suits)	December 31, 2026	December 31, 2029
Calvin Klein (Women's performance wear)	December 31, 2025	None
Calvin Klein (Better luggage)	December 31, 2027	None
Calvin Klein (Women's handbags and small leather goods)	December 31, 2026	None
Calvin Klein (Men's and women's swimwear)	December 31, 2026	None
Champion (Men's and women's outerwear)	December 31, 2028	December 31, 2033
Cole Haan (Men's and women's outerwear)	December 31, 2028	December 31, 2030
Converse (Men's and women's apparel)	December 31, 2029	December 31, 2037
Dockers (Men's outerwear)	November 30, 2027	None
Halston (Men's and women's apparel)	December 31, 2028	December 31, 2048
Kenneth Cole NY/Reaction Kenneth Cole (Men's and women's outerwear)	December 31, 2027	None
Levi's (Men's and women's outerwear)	November 30, 2027	None
Margaritaville (Men's and women's apparel)	December 31, 2027	None
Nautica (Women's sportswear, jeanswear, tailored clothing and dresses)	December 31, 2028	December 31, 2043
Tommy Hilfiger (Men's and women's outerwear)	December 31, 2025	None
Tommy Hilfiger (Luggage)	December 31, 2027	None
Tommy Hilfiger (Women's sportswear)	December 31, 2025	None
Tommy Hilfiger (Women's dresses)	December 31, 2026	None
Tommy Hilfiger (Women's suits)	December 31, 2026	December 31, 2029
Tommy Hilfiger x Leagues	December 31, 2025	None
Vince Camuto (Women's dresses)	December 31, 2030	December 31, 2035
Team Sports Licenses
Collegiate Licensing Company	December 31, 2025	None
Major League Baseball	December 31, 2027	None
National Basketball Association	September 30, 2025	None
National Football League	March 31, 2028	None
National Hockey League	June 30, 2025	None
Starter	December 31, 2029	December 31, 2039

Our Strategic Priorities

We are focused on the following strategic priorities, which we believe are critical to our long-term success:

Drive Growth of Our Owned Brands

G-III owns a portfolio of globally recognized brands with a significant runway for growth across lifestyle product offerings as well as geographies. Owned brands offer several key advantages including full control of the brand’s global distribution across channels, including omni-channel, pure-play, off-price retailers and direct-to-consumers through company operated stores and digital sites. Once at scale, these brands have the ability to generate higher operating margins as there is no royalty fee paid on the sale of the brands’ product. We also have the ability to license owned brands in new product categories, which G-III does not produce, generating an incremental royalty income stream that enhances the brand’s margins. Further, we have the ability to build brand equity, benefiting the long-term interests of G-III’s shareholders. We believe we have a significant runway for growth in North America as well as internationally for our key owned brands DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin. We are actively working to unlock the full potential of these brands on a global scale.

Build Our Complementary Portfolio of Licensed Brands

Our extensive portfolio of licensed brands is complementary to our owned brand business as it broadens our reach to consumers through a full range of lifestyle product categories while driving incremental licensing revenue to G-III. The most well-known brands in fashion look to partner with us because of our experienced talent, significant expertise in developing a broad range of product, our infrastructure and our status as a supplier of choice for retailers. We are constantly monitoring the market and seeking brands with strong consumer recognition and the ability to drive profitable sales by leveraging our platform and established infrastructure.

In fiscal 2025, we brought to market three new licensed brands, including Nautica Jeans, which launched in Spring 2024, as well as Halston and Champion, which launched in Fall 2024. We plan to grow these brands as we expand distribution and launch new product over the course of these multi-year licenses. Additionally, we also signed two new licensing agreements in fiscal 2025 for Converse and BCBG, which we plan to launch in Fall 2025. Our licensed team sports business had strong double-digit growth in fiscal 2025. We believe the diversification of our complementary portfolio of licensed brands and as well as their distribution will allow us to mitigate the loss of our Calvin Klein and Tommy Hilfiger licenses.

Expand Our Global Reach

We intend to leverage the strength of our brands and our ability to connect with customers to grow our brands internationally and unlock incremental sales in new global markets. In fiscal 2025, we generated approximately $719 million in net sales outside the United States, or approximately 23% of total net sales.

We currently have a presence internationally with our DKNY, Karl Lagerfeld and Vilebrequin brands. The addition of the Karl Lagerfeld brand in fiscal 2023 to the G-III portfolio of owned brands advanced our strategic priority to further expand our global reach. Karl Lagerfeld is growing its retail footprint through partner and company operated stores across Europe. Further, our experiential licenses with partners for brand activated hotels and luxury villas showcase the brand’s lifestyle allure and drive consumer engagement while keeping the brand relevant in overseas markets. Our Vilebrequin brand is a premier provider of status swimwear, resort wear and related accessories. The brand advanced its lifestyle appeal by opening its first beach club in the Spring of 2023, located in the idyllic setting of Cannes on the Mediterranean Sea, bringing the essence of high-end beach culture and the timeless chic vibe to life. Vilebrequin continues to grow through company and partner operated stores and has plans to open additional partner operated beach concepts by the end of 2027. We are in the early stages of extending our DKNY and Donna Karan brands internationally. We believe our brands’ existing presence in North America and Europe demonstrates our ability to expand them internationally across new markets in Europe, Asia-Pacific and Latin America. We expect to unlock significant growth by scaling our brands holistically and continuing to build out our operational capabilities overseas.

In fiscal 2025, we acquired an 18.7% ownership stake in AWWG, a global fashion group and premier platform for international brands, whose partnership, we believe, will be a key accelerator to our international growth priority. AWWG is the owner of several iconic brands including Hackett, Pepe Jeans and Façonnable as well as the manager of other global brands in the Iberian region. We plan to leverage AWWG’s well-established infrastructure and experienced management overseas to scale our brands in new geographies. AWWG has become the official agent for DKNY, Donna Karan and Karl Lagerfeld across Spain and Portugal, and we believe there is significant opportunity to leverage this partnership further and expand into additional key markets across Europe and Asia, where AWWG has a presence. Additionally, we are exploring opportunities to manage certain brands owned by AWWG in North America. Our investment in AWWG will expedite our global expansion efforts, providing us with the expertise and operational capabilities to scale our brands efficiently as we gain a foothold and better understanding of the retail environment in Europe and new markets.

Execute our Turnaround Strategy to Bring Our North American Retail Segment to Profitability

In fiscal 2024, we began executing our retail segment turnaround strategy in North America, which we expect will significantly reduce losses and present a better in-person brand experience to consumers. This strategy includes management changes, evaluating our store footprint, and rebasing the merchandising strategy. In fiscal 2025 we reduced our losses in the segment by more than half compared to fiscal 2024 and saw improvement in the overall productivity of our DKNY and Karl Lagerfeld Paris direct-to-consumer businesses with increased comparable store sales compared to the year prior. We believe continued execution of these turnaround initiatives will create a profitable retail business.

Platform for Success

Merchant expertise in product development. G-III has developed best-in-class, seasoned merchant teams capable of developing lifestyle product for a diverse portfolio of brands. These teams create high quality, well-designed apparel for our retailers across our diversified channels, serving consumers across a range of price points. Each of our branded businesses employs its own team of designers and merchandisers who are responsible for conceptualizing and implementing the design direction for the brand across categories that offer a compelling mix of products. This structure has enabled us to produce differentiated collections for each brand. We maintain a global pulse on styles, using trend services and color services to enable us to quickly respond to style changes in the apparel industry. We utilize real-time data and analytics tools, enabling merchandisers to gain a deeper understanding of customer behavior that empowers our teams to quickly respond to changes in consumer preferences and continuously evolve product assortments to fuel growth. We believe that we have developed a significant customer following and positive reputation in the industry as a result of our design capabilities, sourcing expertise, on-time delivery and high standards of quality control. Our service, brand stewardship and industry expertise have made us a partner of choice to retailers and brand owners.

Dominance across a range of categories to deliver a full lifestyle offering. G-III has a proven track record of expertise, having significantly diversified from outerwear to a broad range of other categories over the last 20 years. We design, source and market women’s and men’s apparel at a wide range of retail price points. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season across over 20 apparel, accessory and footwear categories that capture each brand’s unique aesthetic. Our product offerings primarily include outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. We believe the potential of our brands will assist us in gaining new customers and expanding our product offerings. We have increased our focus on diversifying our portfolio of brands to grow our market share across our distribution channels. In fiscal 2025, we launched several new brands to our portfolio including Donna Karan, Nautica, Halston and Champion. Additionally, in fiscal 2026 we will launch Converse and BCBG. We believe we can unlock the potential of these brands and expand them into a broad range of lifestyle categories as we diversify their product offerings.

Well-developed sourcing and supply chain infrastructure. G-III has a trust-based relationship with its vendors, built over the last 40 years, that is a key core competency and forms the foundation of our global supply chain infrastructure. We support and cultivate these relationships by continuously investing management time while also maintaining a physical presence in key jurisdictions. Our network of worldwide suppliers allows us to access the highest quality products, negotiate competitive terms without relying on any single vendor, access new technology and design insights and enhance our market intelligence. Additionally, we employ sourcing and quality control teams that have deep-rooted knowledge with respect to our manufacturers and operate with a local presence. By working closely with our global partners on all aspects of the supply chain, we aim to safeguard against potential disruptions. We believe that we have a long-standing competitive advantage with our current supply chain network and remain focused on implementing strategies that bolster and further diversify our global sourcing and production capabilities while leveraging best practices.

Diversified business mix across distribution channels, price points and consumers. We market our products at multiple price points and across multiple channels of distribution, allowing us to reach a broad range of customers globally. Our products are sold to approximately 1,600 customers, including a cross section of retailers through their brick-and-mortar and digital channels as well as our online retail partners. We have established strong relationships with retailers through many years of personal customer service and our objective of meeting or exceeding retailer expectations. The growing importance of e-commerce and the digital marketplace within the retail sector has led us to continuously adapt our business and expand our omni-channel capabilities and presence across channels. Additionally, we also distribute products to our own direct to consumer businesses including our company operated retail stores and digital sites. As economic conditions waver and consumer trends change, we believe that our deep-rooted relationships across the retail landscape, diversified brands serving a wide range of consumers and our product portfolio mix that covers a broad mix of price points allow us to operate on a flexible and advantageous basis.

Experienced management team. Our executive management team has worked together for a significant period of time and has extensive experience in the apparel industry. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 50 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards. Neal Nackman, our Chief Financial Officer, has been with us for more than 20 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 20 years. In addition, in January 2024, Dana Perlman, who has over 20 years of experience in the apparel industry, joined us as our Chief Growth and Operations Officer.

Products — Development and Design

G-III designs, sources and markets women’s and men’s apparel at a wide range of retail price points. Our product offerings primarily include outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear. We also market footwear and accessories including women’s handbags, small leather goods, cold weather accessories, and luggage.

G-III offers a wide range of products under our own proprietary brands. See “Key Owned Brands” above. G-III’s licensed apparel consists of both women’s and men’s products in a broad range of categories. See “Complementary Portfolio of Licensed Brands” above. We seek licenses that will enable us to offer a range of products targeting different price points and different distribution channels.

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

Our in-house designers are responsible for the design and look of our owned, licensed and private label products. We work closely with our licensors to create designs and styles for each of our licensed brands. Licensors generally must approve products to be sold under their brand names prior to production. We maintain a global pulse on styles, using trend services and color services to enable us to quickly respond to style changes in the apparel industry. Our experienced design personnel and our focused use of outside services enable us to incorporate current trends and consumer preferences in designing new products and styles.

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

Manufacturing and Sourcing

G-III’s wholesale operations and retail operations segments arrange for the production of products from a global network of independent, third-party manufacturers, primarily located in Asia. During fiscal 2025, approximately 76% of our product was sourced from Vietnam, China and Indonesia. We do not own any manufacturing facilities.

Our sourcing operations are based in China and Hong Kong in order to facilitate better service and manage the volume of manufacturing in Asia. These offices act as an agent for substantially all of our sourcing in Asia and monitor production at manufacturers’ facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished garments to our distribution facilities. We also have sourcing offices in Vietnam, Indonesia, Jordan and Bangladesh to help support these efforts.

Prior to placing production, and on a recurring basis, we review the political, social, economic, environmental, trade, labor and intellectual property protection conditions in the countries in which we source our products, and we conduct assessments of our manufacturers and supply chain, as discussed under “Vendor Code of Conduct” below. In connection with the manufacture of our products, manufacturers purchase raw materials including fabric and other materials (such as linings, zippers, buttons, and trim) at our direction. We regularly inspect and supervise the manufacture of our products in order to ensure timely delivery, maintain quality control and monitor compliance with our manufacturing specifications. We also inspect finished products at the factory site.

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

A majority of all finished goods manufactured for us is shipped to our distribution facilities or to designated third party facilities for final inspection, allocation, and reshipment to customers. The goods are delivered to our customers and us by independent shippers. We choose the form of shipment based upon a customer’s needs, cost and timing considerations. We expect all of our suppliers shipping to the United States to adhere to the requirements of the U.S. Customs and Border Protection’s Customs-Trade Partnership Against Terrorism (“C-TPAT”) program, including standards relating to facility security, procedural security, personnel security, cargo security, and the overall protection of the supply chain. In the event a supplier does not comply with our C-TPAT requirements, or if we have determined that the supplier will be unable to correct a deficiency, we may move that supplier’s product through alternative supply chain channels or we may terminate our business relationship with the supplier.

In February 2025, the current administration imposed an additional 10% tariff on imports from China beyond the previous 25% tariff that was already in place. In March 2025, the current administration announced plans to impose an additional 10% tariff on certain products imported from China. The current administration has also indicated the potential for additional increases to tariffs on imports into the United States from China as well as other countries. In fiscal 2025, we sourced 33% of our product from China, which is a decrease by more than half from our highest levels of sourcing from China that we experienced years ago as we made significant efforts to better diversify our supply chain.

Vendor Code of Conduct

We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In addition, we are committed to compliance with applicable environmental requirements and are committed to seeing that all of our products are manufactured and distributed in compliance with applicable environmental laws and regulations. We expect that our business partners will share these commitments, which we enforce through our Vendor Code of Conduct. Our Vendor Code of Conduct specifically requires our manufacturers to not use child, forced or involuntary labor and to comply with applicable environmental laws and regulations. We provide training and guidance to the factories our contractors use related to our Vendor Code of Conduct and the applicable laws in the country in which the factory is located. The training provides the factories with a more in-depth explanation of our Vendor Code of Conduct. In addition to their contractual obligations, we evaluate our suppliers’ compliance with our Vendor Code of Conduct through audits conducted both by our employees and third-party compliance auditing firms on an annual basis.

Human Capital

Our People

As of January 31, 2025, we employed approximately 3,500 persons on a full-time basis and approximately 1,100 on a part-time basis. We employ both union and non-union workforces and believe that our relationships with our employees are positive. We have not experienced any interruption to our operations due to a labor disagreement with our employees.

We are an Equal Opportunity Employer with policies, procedures and practices that recognize the value and worth of everyone, covering matters such as safety, training, advancement, discrimination, harassment and retaliation, and provide trainings on these important issues to our workforce. G-III ensures compliance with labor and employment law issues through a variety of processes and procedures, using both internal and external expertise and resources.

Our people are the heart of our organization and we are committed to fostering a strong and engaged workforce by attracting and retaining best-in-class talent and creating an inclusive environment where everyone can learn and grow. Through trainings, lunch and learns, and other opportunities for mentorship, we are continuously evolving how we can further support our employees so they feel highly valued, productive and effective within their jobs. We believe that our collective passion for what we create and produce, pride in our partnerships, accountability for how we show up every day and our unwavering entrepreneurial spirit, all contribute to G-III’s culture.

We believe that having an inclusive workplace is essential to success and are committed to providing opportunities for all. Currently, approximately 63% of our leadership team and 73% of our overall workforce are women, and 49% of our overall workforce identify as Black, Indigenous and People of Color (“BIPOC”). Of our thirteen Board members, there are four women and four people of diverse backgrounds. We recognize that insights and ideas from a diverse range of backgrounds will better position us for the future and continue to work towards increasing Board diversity.

We are proud to continue to support The Social Justice Center at the Fashion Institute of Technology (“FIT”), a premier fashion university, whose purpose is to help establish a program that is intended to increase opportunities and accelerate social equity for BIPOC persons entering our industry for years to come.

Talent Acquisition, Development and Retention

Having the right talent in the organization is one of the most critical aspects of our business. This year our HR team focused on hiring, developing and retaining talent and brought in key talent that have made a positive impact in the organization. After a successful launch of our Lunch and Learn program facilitated by our leadership team, we have continued the program by offering courses that provided an opportunity for continuous learning about our business. We have procured a training solution program that will incorporate a G-III Master Class training library that will make these sessions and other educational tools accessible to our employees.

Compensation, Benefits, Safety and Wellness

We firmly believe our comprehensive benefit programs are an integral part of our talent acquisition, retention and overall employee experience. Supporting the health and wellness of our associates and their loved ones is a top priority and we are proud to offer comprehensive benefits and resources centered around physical, mental and financial wellbeing. These are tailored to our regional businesses to best support our associates. We continually evaluate and benchmark our programs to ensure they remain competitive, on-trend and meet compliance. For fiscal 2026, we will prioritize education and calls to action to ensure our employees understand and take part in all the benefits and programs we offer. In addition to our benefit programs, we annually recognize the tenure of our employees with service awards and this year we celebrated 80 employees with service of 10, 20, 25, 30, 35 and 40 years.

Corporate Social Responsibility

We invest significant time and resources to further our Corporate Social Responsibility (“CSR”) strategy and have made important progress in reinforcing our social and environmental standards to stay aligned with new regulations and industry-wide efforts.

Engage Our People

Our associates drive our growth and success, and as we continued to focus on our long-term growth plans in fiscal 2025, we prioritized fostering a stronger, more engaging workplace. We implemented associate engagement initiatives supporting our brands and culture and offered training and development opportunities in areas important to our associates, including Lunch and Learns with our leadership teams. We continued our investments in technology, including new Human Resources systems, to further evolve our ways of working.

We are committed to ensuring the workers in our supply chain are treated fairly and our vendors abide by our Vendor Code of Conduct. We work closely with suppliers to develop and implement strategies that align with our social and environmental standards. We have also enhanced the effectiveness of our supplier audits through our continued participation in the Social & Labor Convergence Program, allowing us to reduce the number of audits for suppliers, lessening redundancies in shared audits, and better assist factories to focus on addressing their most pressing issues.

Ending forced labor continues to be a priority in our industry, and we work closely with our supply chain partners to mitigate the risk of forced labor being used to make our products or raw materials utilized in our products. We continue to advance our internal cotton traceability program by conducting our annual Cotton Compliance Monitoring training sessions to educate our staff and factories about our requirements and procedures for ensuring the ethical sourcing of cotton. We are enhancing our program by working on ways to couple these traceability lessons with other materials in our products. We continue to explore ways other SaaS technologies might mitigate risks. We also continue to leverage the testing capabilities of ORITAINTM to trace materials back to their fiber origins to mitigate the risk that forced labor is used in our supply chain. We routinely engage with counsel and industry organizations to ensure our practices and procedures align with the continually developing regulatory landscape.

Protect Our Environment

We continue to assess and implement the changes we can make to mitigate the environmental impact of our own operations and that of our entire supply chain. We do this by prioritizing partnerships with vendors and factories that share this commitment and work together to ensure they are well-positioned to meet both our own requirements and a continuously evolving regulatory landscape.

As a member of groups such as Cascale (formerly the Sustainable Apparel Coalition (“SAC”)), we continue to collaborate with others in the industry to strengthen our social and environmental programs and improve vendor performance. We completed our Scope 1 & 2 greenhouse gas emissions (“GHGe”) footprint and are working on our Scope 3 with the goal of establishing targets and remediation for reducing our impact in the future.

We are making progress on our goal to transition our synthetic materials to 100% recycled sources by 2030 and are working to establish a baseline for additional sustainability targets. We are also working to increase the use of recycled, organic, and natural fibers, and successfully introduced recycled synthetic fibers certified by the Global Recycled Standard or the Recycled Claim Standard into a growing number of our products. Notably, in 2024, Vilebrequin, our premier European swimwear brand, manufactured over 85% of its products from preferred materials which consistently deliver reduced impacts and increased environmental benefits. To support our circularity efforts, both Karl Lagerfeld and Vilebrequin offer repair services to extend garment life, and across our portfolio, we work with our partners to seek alternative solutions for unsold products.

Invest in Our Community

Our longstanding commitment to philanthropy and supporting the communities where we work and live is embedded in who we are. We are focused on maximizing our global impact through partnerships with key organizations across several pillars, including education, children and families, diversity and combatting homelessness.

Beyond our corporate contributions, our associate philanthropic council collaborates with our brands and businesses to develop and execute charitable initiatives that provide volunteer opportunities for our associates.  This year, we expanded our efforts and launched GIII Gives, a platform to make charitable giving and volunteering easier for our associates. As part of this, we introduced a Matching Gift program to support the causes important to our people.

We have a solid foundation in place, which we continue to build upon as we build our new Corporate Sustainability Strategy centered around our core CSR principles: Engage Our People, Protect Our Environment and Invest in Our Community.

Customs and Trade Issues

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for products and the imposition of export duties. Customs duties on our products presently range from duty free to 45%, depending upon the product, composition, construction, country of origin and country of import. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels. Any action by the executive branch of the United States government to increase tariffs on imported goods, such as the imposition of tariffs on goods manufactured in China, could adversely affect our business.

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

Political Environment

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

Marketing and Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 1,600 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and through digital channels for the DKNY, Donna Karan, Vilebrequin, Karl Lagerfeld, Karl Lagerfeld Paris, G.H. Bass, Wilsons Leather and Sonia Rykiel businesses, as well as the digital channels of our retail partners such as Macy’s, Nordstrom, Amazon, Fanatics, Zalando and Zappos.

Sales to our ten largest customers accounted for 69.6% of our net sales in fiscal 2025. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 18.0% of our net sales in fiscal 2025. Sales to TJX Companies accounted for an aggregate of 13.2% of our net sales in fiscal 2025. In addition, sales to Ross Stores accounted for an aggregate of 12.6% of our net sales in fiscal 2025. The loss of any of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also sell our products to customers in Europe, Canada, the Far East, the Middle East, Central America, South America and Australia, which, on a combined basis, accounted for approximately 22.6% of our net sales in fiscal 2025, 22.5% of our net sales in fiscal 2024 and 19.1% of our net sales in fiscal 2023.

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

Our marketing efforts for the repositioned Donna Karan brand are focused on high impact brand campaigns with globally recognizable talent. We are building brand awareness through messaging that communicates the brand’s historical origins and relevance to today’s consumer. We have also launched noteworthy media and marketing initiatives to support our wholesale and retail channels. We will continue to invest in paid strategies that place the brand in outdoor, print and digital media.

DKNY’s marketing efforts are focused around communicating brand DNA and visual identity for the new evolution of the brand. We are building global awareness through high impact ad campaigns that feature relevant and noteworthy talent.

We strive to create marketing initiatives, collaborations and image programs to attract qualified new customers globally. We support our licensees and international retail partners with brand campaigns, product specific imagery along with local events and brand activations in our priority markets that are on brand and relevant in that region. We continue to invest in digital media and storytelling for brand amplification and to establish comprehensive commercial marketing tools that will support our global wholesale and retail channels.

Karl Lagerfeld’s marketing efforts focus building global awareness through high impact ad campaigns and digital content featuring strategic collaborations with top-tier artists, tastemakers and icons. In North America, the Karl Lagerfeld Paris brand amplifies this vision with locally relevant engagement. Karl Lagerfeld’s recent marketing efforts have embraced the brand’s DNA by celebrating Karl Lagerfeld’s black-and-white aesthetic and Parisian rock-chic attitude through the launch of new collections, premium pop-up stores, social media coverage and high-profile events. Additionally, we have entered into partnerships to create a Karl Lagerfeld branded luxury hotel and luxury villas that bring the brand to life.

Vilebrequin’s marketing efforts have been based on continually offering new swimwear prints and expanding the range of its products to new categories such as women’s swimwear, ready-to-wear and accessories. Besides its traditional advertising networks, such as print, outdoor advertising and catalogues, Vilebrequin is developing new marketing channels through the use of digital media, product placement, impactful collaborations and public relations. Vilebrequin is also developing a hospitality business through beach clubs and restaurants called Vilebrequin La Plage which offers the south of France “art de vivre” under the sun, while reinforcing distribution and partnerships with luxury resorts to target core customers.

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

As digital sales of apparel continue to be an important part of our business, we are developing initiatives to increase our digital presence through our own websites and through the websites of our retail partners. We are working closely with our retail partners to provide consumers with a high quality digital experience for our products. We are also working to increase our digital sales through marketing, social influencers and other online drivers of sales.

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth fiscal quarters due to the anticipation of the holiday shopping season for our retail customers. Net sales during the third and fourth quarters accounted for approximately 61% of our net sales in fiscal 2025, 59% of our net sales in fiscal 2024 and 60% of our net sales in fiscal 2023. We are highly dependent on our results of operations during the second half of our fiscal year. The second half of our fiscal year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Complementary Portfolio of Licensed Brands” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard, Wilsons Leather, Sonia Rykiel and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

In markets outside of the United States, our rights to some of our trademarks may not be clearly established. In our attempt to expand into foreign markets, we may experience conflicts with various third parties who have acquired ownership rights in certain trademarks that would impede our use and registration of some of our trademarks. Such conflicts may arise from time to time as we pursue international expansion. Although we have not in the past suffered any material restraints or restrictions on doing business in desirable markets or in new product categories, we cannot be sure that significant impediments will not arise in the future as we expand product offerings and introduce additional brands to new markets.

We regard our trademarks and other proprietary rights as valuable assets and believe that they have value in the marketing of our products. We vigorously protect our trademarks and other intellectual property rights against infringement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	74	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	65	Vice Chairman, President and Director
Neal Nackman	65	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	48	Executive Vice President and Director
Dana Perlman	44	Chief Growth and Operations Officer

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

Neal Nackman has been our Chief Financial Officer since September 2005 and was elected Treasurer in April 2006. Mr. Nackman served as Vice President — Finance from December 2003 until April 2006.

Jeffrey Goldfarb has been our Executive Vice President since June 2016, and serves as one of our directors. He has been employed by G-III in a number of other capacities since 2002. Prior to becoming Executive Vice President, he served as our Director of Business Development for more than five years. Jeffrey Goldfarb is the son of Morris Goldfarb.

Dana Perlman has been our Chief Growth and Operations Officer since January 2024. Ms. Perlman is also a director of O’Reilly Automotive, Inc. since November 2017. Prior to joining us, Ms. Perlman was an executive at PVH Corp. from 2012 to 2022, most recently serving as PVH’s Chief Strategy Officer and Treasurer from May 2021 to July 2022. In that position, she led global business strategy and development along with Treasury and Investor Relations. Prior to joining PVH, Ms. Perlman held several roles in investment banking retail groups at Barclays Capital, Lehman Brothers, and Credit Suisse First Boston.

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

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2025, net sales of licensed product accounted for 48.0% of our net sales compared to 53.4% of our net sales in fiscal 2024 and 58.6% of our net sales in fiscal 2023.

We are generally required to achieve specified minimum net sales, make specified royalty and advertising payments and receive prior approval from the licensor as to all design and other elements of each product prior to production. License agreements also may restrict our ability to enter into other license agreements for competing products or acquire businesses that produce competing products without the consent of the licensor. If we do not satisfy any of the material requirements of a license agreement or receive approval with respect to a restricted transaction, a licensor may have the right to terminate our license and seek damages. Even if a licensor does not terminate our license, the failure to achieve net sales sufficient to cover our required minimum royalty payments could have a material adverse effect on our results of operations. If a license contains a renewal option, there are usually minimum net sales and other conditions that must be met in order to be able to renew. If a license does not contain a renewal option, and we desire to renew the license, we must negotiate renewal terms with the licensor. However, even if we comply with all of the terms of a license agreement, we cannot guarantee that we will be able to renew an agreement when it expires even if we desire to do so as a licensor may decide to manufacture the licensed products itself or engage a new licensee for the products. The failure to maintain or renew our material license agreements could cause us to lose significant revenue and have a material adverse effect on our results of operations.

Any adverse change in our relationship with PVH and its Calvin Klein or Tommy Hilfiger brands, including as a result of the limited extension period of our license agreements for these brands, could have a material adverse effect on our results of operations.

We have license agreements relating to a variety of products sold under the Calvin Klein and Tommy Hilfiger brands, both of which are owned by PVH. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 34.0% of our net sales in fiscal 2025 and approximately 41.0% of our net sales in fiscal 2024.

The licenses for Calvin Klein and Tommy Hilfiger products expire on a staggered basis beginning on December 31, 2024 and continuing through December 31, 2027. The licenses for Calvin Klein (Women’s better sportswear) and Calvin Klein Jeans (Women’s jeanswear) expired on December 31, 2024. See the table in “Complementary Portfolio of Licensed Brands” above for information with respect to the current terms of the remaining agreements.

PVH has indicated publicly that it will produce these Calvin Klein and Tommy Hilfiger products itself once these license agreements expire. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the limited extension period of the amended Calvin Klein and Tommy Hilfiger license agreements could cause a significant decrease in our net sales and have a material adverse effect on our results of operations. As we manage the partnership with PVH through this transition and expiration of the licenses, any adverse change in our relationship could have a material adverse effect on our results of operations.

Our success is dependent on the strategies and reputation of our licensors.

We strive to offer our products on a multiple brand, multiple channel and multiple price point basis. As a part of this strategy, we license the names and brands of numerous recognized companies and designers. In entering into these license agreements, we plan our products to be targeted towards different market segments based on consumer demographics, design, suggested pricing and channel of distribution.  In addition to granting us licenses to produce and sell products, our licensors typically produce and sell their own products and may also grant licenses to third parties to produce and sell products.  If any of our licensors decides to “reposition” its products under the brands we license from them, introduce similar products under similar brand names or otherwise change the parameters of design, pricing, distribution, target market or competitive set, we could experience a significant downturn in that brand’s business, adversely affecting our sales and profitability.  Further, we are unable to control the quality of the products produced by our licensors and their other licensees.  If they do not maintain the quality of their goods, the brand image may be adversely affected, which could also affect our sales and profitability.  In addition, as licensed products may be personally associated with designers, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted.

Our business and the success of our products could be harmed if we are unable to maintain or enhance the images of our proprietary brands.

The growth of our proprietary brands, their favorable images and our customers’ connection to our brands has contributed to our success. Our proprietary brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, G.H. Bass, Vilebrequin, Sonia Rykiel, Andrew Marc and Wilsons Leather. In addition, brand value is based in part on consumer perceptions of a variety of qualities, including merchandise quality and corporate integrity. Negative claims or publicity regarding G-III, our brands, our products or the failure, on the part of G-III or our employees, to maintain the safety, integrity and ethics standards that we set for our operations, as well as those expected of members of our industry, could adversely affect our reputation and sales regardless of whether such claims are accurate. Social media, which accelerates the dissemination of information, can increase the challenges of responding to negative claims. Social media influencers or other endorsers of our products could engage in behavior that reflects poorly on our brands and may be attributed to us or otherwise adversely affect us. In addition, as certain of our brands may be personally associated with designers, our sales of those products could be materially and adversely affected if any of those individuals’ images, reputations or popularity were to be negatively impacted. Any harm to our brands or reputation could adversely affect our business, results of operations or financial condition.

Use of social media and influencers may adversely affect our reputation or subject our proprietary brands to fines or other penalties.

Our proprietary brands use third-party social media platforms as, among other things, marketing tools. We also maintain relationships with social media influencers and engage in collaborations. If we are unable to cost-effectively use social media platforms as marketing tools or if the social media platforms we use change their policies or algorithms, we may not be able to fully optimize such platforms, and our ability to maintain and acquire consumers and our financial condition may suffer. Our relationships with influencers may not have the desired effect, and information posted on social media platforms may be adverse to our reputation or business.

Additionally, as laws and regulations and public opinion rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees, our network of social media influencers, our sponsors or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices or otherwise could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have an adverse effect on our business, financial condition, results of operations and prospects.

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

We have significant customer concentration, and a reduction in purchases or the loss of one of our large customers could adversely affect our business.

Our ten largest customers, all of which are department stores or off price accounts, accounted for approximately 69.6% of our net sales in fiscal 2025, with the Macy’s Inc. group accounting for approximately 18.0% of our net sales in fiscal 2025. TJX Companies accounted for approximately 13.2% of our net sales in fiscal 2025. In addition, sales to Ross Stores accounted for an aggregate of 12.6% of our net sales in fiscal 2025. We expect that these customers will continue to provide a significant percentage of our sales. Reductions in purchases by these customers or other large retailers could adversely affect our sales.

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

Risks Relating to Our Retail Operations

Our retail operations may continue to incur losses if our retail turnaround strategy does not significantly improve the results of operations of our retail business.

Our retail operations segment reported an operating loss of $14.0 million in fiscal 2025, $30.5 million in fiscal 2024 and $33.6 million in fiscal 2023. Our ongoing plan for our retail operations focuses on the operations of our Karl Lagerfeld Paris and DKNY stores, as well as operating our digital business. If we are not successful in implementing and managing our turnaround strategy with respect to operating our retail business, we may not be able to achieve operating enhancements, sales growth and/or cost reductions or may continue to report operating losses in our retail operations segment, which could adversely impact our business, results of operations and financial condition.

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

We have expanded our business through acquisitions and investments that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. This could disrupt our business and adversely affect our financial condition.

Part of our growth strategy is to pursue acquisitions. Our most recent material acquisition resulted in our owning all of the interests in the parent company of Karl Lagerfeld. The negotiation of potential acquisitions, as well as the integration of acquired businesses, could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations or internal control environment. We may not realize the intended benefits of an acquisition or an acquisition may fail to generate expected financial results. We also might not be successful in identifying or negotiating suitable acquisitions, which could negatively impact our growth strategy. If acquisitions disrupt our operations or our internal control environment our business may suffer. We have also expanded our business through minority investments accounted for under both the cost and equity methods of accounting. Our most recent material minority investment was in AWWG, which we account for as an equity method investment as of January 31, 2025. Our minority investments may fail to generate expected financial results which may adversely impact our results of operations through the recognition of our equity in losses incurred by our equity method investees or impairment charges.

In addition, the process of integrating our existing operations with acquired entities that could potentially have material weaknesses and/or significant deficiencies in their internal control environment may result in unforeseen operating difficulties and may require significant financial resources to remedy any such weaknesses or deficiencies. For example, within the Karl Lagerfeld subsidiary, we identified a material weakness in the operating effectiveness of controls related to information technology general controls over business applications that support our financial reporting processes. Although we concluded that this material weakness did not result in any material misstatements in our financial statements or disclosures, similar material weaknesses and significant deficiencies may be costly for us to remedy and result in material misstatements in our financial statements or disclosure.

We may need additional financing to continue to grow.

The continued growth of our business, including as a result of acquisitions, depends on our access to sufficient funds to support our growth. Our primary source of working capital to support the growth of our operations is our ABL Credit Agreement, which was amended and restated in June 2024 to, among other things, extend its maturity date from August 2025 to June 2029. Our growth is dependent on our ability to continue to be able to access and, if necessary, increase this credit facility. The loss of the use of our credit facility or the inability to replace this facility when it expires would materially impair our ability to operate our business. In addition, we may in the future need alternative financing beyond our existing credit facility. We cannot be sure we will be able to secure any such alternative financing on satisfactory terms or at all.

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters due to the anticipation of the holiday shopping season for our retail customers. Net sales during the third and fourth quarters accounted for approximately 61% of our net sales in fiscal 2025. We are highly dependent on our results of operations during the second half of our fiscal year. Any difficulties we may encounter during this period as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our results of operations for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of our fiscal year is expected to continue to have a disproportionate effect on our annual results of operations for the foreseeable future.

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

We rely on distribution facilities operated by us or by third parties to transport, warehouse and ship products to our customers. Our logistic and distribution systems include computer-controlled and automated equipment, which may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. Substantially all of our products are distributed from a few key locations. Therefore, our operations could be interrupted by travel restrictions, earthquakes, floods, fires, public health crises or other natural disasters affecting our distribution centers. Our business interruption insurance may not adequately protect us from the adverse effects that could be caused by significant disruptions affecting our distribution facilities. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the transportation of products to and from our distribution facilities. If we encounter problems affecting our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve operating efficiencies could be materially adversely affected.

Supply chain disruptions have adversely affected, and could continue to adversely affect, our ability to import our products in a timely manner and our freight costs.

In the past, supply chain disruptions have adversely affected our ability to import our product in a timely manner that allowed for timely delivery to our customers, caused elevated inventory levels and resulted in us incurring significant demurrage, labor and storage costs.

In fiscal 2024, the Panama Canal experienced severe drought conditions which forced the canal to reduce the number of vessels transiting through it on a daily basis by approximately one-third. In addition, conflicts in the Middle East have caused major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. Transit times have increased to destinations on the East Coast of the United States and Europe, which may result in increased transportation costs.

In the first half of fiscal 2025, as the conditions at the Panama Canal started improving, port congestion and capacity shortages in Asia began to disrupt container shipping. Transit times and transportation costs have increased to destinations on the East Coast of the United States and Europe. In the second half of fiscal 2025, the global supply chain was also negatively impacted by recent and threatened port strikes on the East Coast of the United States, Gulf Coast and in Canada, as a result of which we have experienced some shipping delays, impacting the timing of inventory receipts. Additional tariffs on Chinese imports have increased costs for importers, which has impacted demand and has affected ocean container shipping due to limited alternatives for moving goods. Our shipping costs to North America and Europe also continued to increase in the second half of fiscal 2025.

If we are unable to mitigate these challenges as well as potential future supply chain disruptions, our ability to meet customer expectations, manage inventory and complete sales could be materially adversely affected. In addition, if we are unable to offset higher supply chain costs through product price increases or other measures, our results of operations may be adversely affected.

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

Any raw material price increase or increase in costs related to the transport of our products could increase our cost of sales and potentially decrease our profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking greater advantage of any reductions in raw material prices, favorable sourcing agreements or new manufacturing technologies (which enable manufacturers to produce goods on a more cost-effective basis), we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have an adverse effect on our business, results of operations or financial condition.

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

We are subject to the risk that our partners may not generate expected sales or maintain the value of our brands.

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

We also rely on our licensees to help preserve the value of our brand. We also engage distributors and agents to market our products and operate stores in certain regions. Although we attempt to protect our brand through approval rights over the design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of our licensed brand by our licensees. Although we make efforts to police the use of our trademarks by our licensees, we cannot be certain that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be harmed. Moreover, the misuse of our brand by, or negative publicity involving, a licensee, could have a material adverse effect on our brand and on us.

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

Inflationary pressures have impacted the entire economy, including our industry. We have experienced increased costs in many aspects of our business, including our product costs and freight. Beginning in fiscal 2023, we have implemented price increases on many of our products in an effort to mitigate the effect of higher costs. In recent years, the historic high rates of inflation, including increased fuel and food prices, have led to a softening of consumer demand and increased promotional activity in our categories. Continued high rates of inflation, including as a result of tariffs, in the future could result in a reduction of consumer demand and increased promotional activity, as well as increases in our operating costs.

The Federal Reserve increased interest rates several times in fiscal 2024 in response to concerns about inflation, and began to decrease interest rates in fiscal 2025. It is unclear whether the Federal Reserve will reduce, increase or maintain the current rates in the future. Higher interest rates may increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, footwear and accessories, including digital websites, distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by a number of competitive factors including style, price, quality, brand recognition and reputation, product appeal and general fashion trends. In addition, we compete with other companies in the apparel industry on the basis of investments in technology and adapting to changes in technology, including the successful use of data analytics.

If major department, mass merchant and specialty store chains consolidate, continue to close stores or cease to do business, our business could be negatively affected.

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Various customers of ours, including Macy’s and Kohl’s, have reduced their store footprint and others have filed for bankruptcy in recent years, including the recent bankruptcy filing by Hudson’s Bay Company. Macy’s also continues to confirm its planned closure of 150 stores through 2027. Store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

The effects of war, conflicts in Ukraine and the Middle East, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations.

The conflicts in Ukraine and the Middle East, and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. The imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the continuation or escalation of these wars, including the potential for additional countries to declare war against each other, may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the worldwide economy, lower consumer demand and volatility in financial markets. These implications of the conflicts in Ukraine and the Middle East could have a material adverse effect on our business and our results of operations.

Any other acts of terrorism or new or extended hostilities may disrupt commerce and undermine consumer confidence, which could negatively impact our sales and results of operations. Similarly, the occurrence of one or more natural disasters, such as hurricanes, fires, floods or earthquakes, or public health crises, could result in the closure of one or more of our distribution centers, our corporate headquarters or a significant number of stores or impact one or more of our key suppliers. These types of events could result in additional increases in energy prices or shortages, the temporary or long-term disruption in the supply of product, disruption in the transport of product from overseas, delay in the delivery of product to our factories, our customers or our stores and disruption in our information and communication systems. Accordingly, these types of events could have a material adverse effect on our business and our results of operations.

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

Additionally, our arrangements with foreign manufacturers subject us to risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, most significantly in China and Vietnam, political or economic instability in China, Vietnam or elsewhere could cause substantial disruption in the business of our foreign manufacturers. In February 2025, the current administration imposed an additional 10% tariff on imports from China beyond the previous 25% tariff that was already in place. In March 2025, the current administration announced plans to impose an additional 10% tariff on certain products imported from China. The current administration has also indicated the potential for additional increases to tariffs on imports into the United States for China as well as other countries. Products sourced from China represented approximately 33.2% of our inventory purchased in fiscal 2025. Products sourced from Vietnam represented approximately 35.2% of our inventory purchased in fiscal 2025. Additional tariffs imposed on products imported by us from China and potentially other countries in our supply chain would increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us.

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. In fiscal 2025, we sourced 21.7% and 18.0% of our purchases from two different vendors in Vietnam. In fiscal 2025, we sourced 14.7% of our purchases from one vendor in China. The loss of key vendors or a disruption in receipt of products from key vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin and Sonia Rykiel businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:

●	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;
●	local product preferences and product requirements;
●	more stringent regulation relating to privacy and data protection, including with respect to the collection, use and processing of personal information, particularly in Europe;
●	more stringent regulation relating to privacy and data access to, or use of, commercial or personal information, particularly in Europe;
●	less rigorous protection of intellectual property;
●	compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;
●	unexpected changes in regulatory requirements; and
●	new tariffs or other barriers in international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

●	political instability and terrorist attacks;
●	changes in diplomatic and trade relationships; and
●	general and economic fluctuations in specific countries or markets, particularly uncertain economic conditions in the Euro zone.

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

We collect, store and process customer information primarily for marketing purposes and to improve the services we provide. There are numerous laws and regulations regarding privacy and the storage, sharing, use, processing, transfer, disclosure and protection of personal data, the scope of which is changing, subject to differing interpretations, and may be inconsistent between states within a country or between countries. For example, the European Union General Data Protection Regulation (“GDPR”) creates significantly greater compliance burdens and costs for companies with users and operations in the European Economic Area (“EEA”). Under GDPR, fines of up to 20 million Euros or 4% of a company’s annual global revenues, whichever is greater, can be imposed for violations.

In the United States, the California Consumer Privacy Act (“CCPA”) regulates how we may collect, use, and process personal data of California residents, and provides California residents with certain rights regarding their personal data. Several other states have enacted comprehensive privacy legislation similar to the CCPA. To comply with the U.S. state laws that are applicable to us, we have updated our data processing practices and policies. However, further modifications to our data processing practices and policies may be required as the U.S. state and federal regulatory landscape continues to evolve, which may require us to incur substantial compliance-related costs and expenses.

Non-compliance with privacy laws and regulations could result in penalties or significant legal liability. Although we make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of non-compliance. If we fail to comply with applicable laws and regulations, we may be subject to legal exposure, as well as financial and reputational damage, which could impact our business, financial condition and results of operations.

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

We rely heavily on information systems to manage operations, including a full range of financial, sourcing, retail and merchandising systems, and regularly make investments to upgrade, enhance or replace these systems. The reliability and capacity of our information systems is critical. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, which may have a material adverse effect on our business, financial condition and results of operations to suffer. Despite our preventative efforts (including those described in “Cybersecurity”), our systems are vulnerable from time to time to damage or interruption from, among other things, security breaches, cyber-attacks, computer viruses, ransomware, power outages, fire, natural disasters, systems failures and other technical malfunctions. Increased cyber-security threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity and availability of the data stored on those systems. We have outsourced elements of our IT systems, including to cloud-based solution vendors, and use third-party vendors in other aspects of our operations and, as a result, a number of third-party vendors may or could have access to confidential information. Our third-party vendors have experienced service interruptions and cyber-attacks in the past, and we expect they will continue. If our information technology systems suffer severe damage, disruption or shutdown, by unintentional or malicious actions of employees and contractors or by cyber-attacks, and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience business disruptions, reputational damage, transaction errors, processing inefficiencies, increased overhead costs, excess inventory, product shortages and a loss of important information, causing our business, financial condition and results of operations to be adversely affected. Any disruptions affecting our information systems could have a material adverse impact on the operation of our business. We could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems.  In addition, our ability to continue to operate our business without significant interruption in the event of a disaster or other disruption depends in part on the ability of our information systems to operate in accordance with our disaster recovery and business continuity plans.

Cyber criminals are constantly devising new, sophisticated schemes to circumvent information technology security safeguards, including through the use of artificial intelligence, and other retailers have suffered serious data security breaches. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. It is possible that we or our third-party vendors may experience cybersecurity and other breach incidents that remain undetected for an extended period. Even when a security breach is detected, the full extent of the breach may not be determined immediately. The costs to us to mitigate network security issues, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. While we have not currently adopted and integrated generative artificial intelligence tools in our business operations, we may do so in the future for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

Legal and Regulatory Risks

Changes in trade policies and tariffs imposed by the United States government and the governments of other nations could have a material adverse effect on our business and results of operations.

Changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business. U.S. presidential administrations have instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the U.S., economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the U.S. and other countries where we conduct our business. For example, the current administration has imposed tariffs on imports from China and has announced plans to impose broad-based tariffs on imports from many other countries, including Canada, Mexico and countries in the European Union. It may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with any such changes.

In addition, changes or proposed changes in the trade policies of the U.S. or other countries may result in restrictions and economic disincentives to international trade. Tariffs and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. For example, China has recently implemented tariffs on imports from the United States, in light of the newly imposed tariffs on Chinese goods by the current administration. Further, any emerging protectionist or nationalist trends either in the U.S. or in other countries could affect the trade environment. G-III, similar to other companies that conduct their business internationally, does a significant amount of business that would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of another country in which we conduct operations. They could also adversely affect our industry and the global demand for our products, and as a result, our business, financial condition and results of operations could be adversely affected.

Changes in tax legislation or exposure to additional tax liabilities could impact our business.

Changes to U.S. and international tax laws could have a negative impact on our results of operations. We operate in many different countries and the tax rates vary by jurisdiction. We may pay additional taxes if tax rates increase in the jurisdictions in which we operate, or laws, regulations or treaties in the jurisdictions in which we operate are modified. Tax returns that we file are also subject to audit by various federal, state and international tax regimes, the resolution of which may also result in us paying more taxes than we had reserved for. We also have many transactions between our subsidiaries. We believe these transactions are at arms-length and that we have the proper transfer pricing documentation in place, but our transfer pricing could be challenged by tax authorities resulting in additional tax liabilities.

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

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two.  The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups, and is effective for fiscal 2025. While the rules did not have a material impact on our effective tax rate or financial results for fiscal 2025, we continue to monitor our operations and evolving tax legislation in the jurisdictions in which we operate. A material change in tax laws or policies, or their interpretation, related to the Pillar Two Model Rules could result in a higher effective tax rate and have an adverse effect on our financial condition, results of operations and cash flows.

We are required to pay taxes other than income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, in both the United States and various other jurisdictions. Tax authorities regularly examine these non-income taxes. The outcomes from these examinations, changes in the business, changes in applicable tax rules or other tax matters may have an adverse impact on our results of operations.

We are subject to significant corporate regulation as a public company and failure to comply with applicable regulations could subject us to liability or negatively affect the market price of our securities.

As a publicly traded company, we are subject to a significant body of regulation, including the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the listing requirements of the Nasdaq Global Select Market, the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The SEC and Nasdaq regularly propose and adopt new regulatory requirements.

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

In June 2020, a new security law was put into effect that changes the way Hong Kong has been governed since the territory was handed over by England to China in 1997. This law increases the power of the central government in Beijing over Hong Kong, limits the civil liberties of residents of Hong Kong and could restrict their ability to conduct business in the same way as in the past on a go forward basis. The U.S. State Department has announced the U.S. would no longer consider Hong Kong to have significant autonomy from China which could end some or all of the U.S. government’s special trade and economic relations with Hong Kong. This may result in disruption to our offices and employees located in Hong Kong, as well as the shipment of our products from Hong Kong. The potential disruption to our business operations in Hong Kong and additional tariffs and trade restrictions resulting from this security law, as well as any future additional security laws, could have an adverse impact on our results of operations. In March 2024, Hong Kong passed additional national security legislation. The Company is not yet able to determine the effect, if any, this new security legislation may have on its business or results of operations.

Other Risks Relating to Ownership of Our Common Stock

The price of our common stock has fluctuated significantly and could continue to fluctuate significantly.

Between February 1, 2022 and March 19, 2025, the market price of our common stock has ranged from a low of $11.60 to a high of $36.18 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

We recorded significant charges for the impairment of goodwill during the fourth quarter of fiscal 2023 which caused us to report a net loss for fiscal 2023 and we recorded charges for the impairment of trademarks during the fourth quarter of fiscal 2024 and fiscal 2025. If our trademarks and other intangibles become impaired, we may be required to record additional charges to earnings.

As of January 31, 2025, we had trademarks and other intangibles in an aggregate amount of $636.0 million, or approximately 26% of our total assets and approximately 38% of our stockholders’ equity. Approximately $390.7 million of our trademarks and other intangibles was recorded in connection with our acquisition of DKNY and Donna Karan and approximately $177.0 million of our trademarks and other intangibles was recorded in connection with our acquisition of Karl Lagerfeld.

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

As of January 31, 2023, we were required to record a $347.2 million charge to earnings in our financial statements as our goodwill was determined to be fully impaired as a result of our decline in market capitalization.  As of January 31, 2024, we were required to record a $5.9 million charge to earnings in our financial statements as our Sonia Rykiel trademark was determined to be partially impaired as a result of the performance of the brand. As of January 31, 2025, we were recorded a $7.4 million charge to earnings in our financial statements as our Sonia Rykiel trademark was determined to be fully impaired as a result of the performance of the brand.

We may be required to record additional significant charges to earnings in our financial statements during a period in which an impairment of our trademarks and other intangible assets is determined to exist which could negatively affect our results of operations and the market price of our securities.

The focus by stakeholders on corporate responsibility issues, including those associated with environmental, social and governance issues, as well as matters of significance related to sustainability, could result in additional costs or risks and adversely impact our reputation.

There is a focus from our stakeholders, including consumers, employees and institutional investors, on corporate social responsibility matters, which we refer to as CSR, associated with environmental, social and governance issues and sustainability practices. Although we have disclosed our corporate social responsibility strategy and increased focus on these issues, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals. If our CSR practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brands, reputation and customer and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our CSR practices or the speed of adoption. We could also incur additional costs and require additional resources to monitor, report and comply with our CSR practices. In addition, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.  Our processes and controls for reporting CSR and sustainability matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting related metrics, including related disclosures that may be required by the SEC, European and other regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. New government regulations could also result in new or more stringent forms of oversight and expanded mandatory and voluntary reporting, diligence, and disclosure. Failure to comply with governmental regulations, implement our strategy or achieve our goals could result in penalties and/or damage our reputation, causing our investors or consumers to lose confidence in us and our brands, and negatively impact our operations.

Risks Related to Our Indebtedness

Our indebtedness could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.

In fiscal 2025, we amended and restated our ABL Credit Agreement that provides for borrowings of up to $700.0 million, subject to borrowing base availability. In fiscal 2025, we used cash on hand and borrowings from our revolving credit facility to voluntarily redeem the entire $400.0 million principal amount of our Senior Secured Notes. In fiscal 2024, we repaid $125.0 million of debt pursuant to the note issued to LVMH Moet Hennessy Louis Vuitton Inc. (the “LVMH Note”) that constituted a portion of the purchase price for the acquisition of DKNY and Donna Karan.

Any debt we incur in the future could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position.

For example, it could:

●	make it more difficult for us to satisfy our obligations under the ABL Credit Agreement;
●	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;
●	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, which would reduce the availability of our cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and industry;

●	place us at a disadvantage compared to competitors that may have proportionately less debt;
●	limit our ability to obtain additional debt or equity financing due to applicable financial and restrictive covenants in our debt agreements; and
●	increase our cost of borrowing.

The ABL Credit Agreement imposes significant operating and financial restrictions that may limit our current and future operating flexibility, particularly our ability to respond to changes in the economy or our industry or to take certain actions, which could harm our long term interests and may limit our ability to make payments under the ABL Credit Agreement or satisfy our other obligations.

The ABL Credit Agreement imposes significant operating and financial restrictions on us. These restrictions limit our ability, among other things, to:

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

A breach of the covenants under the ABL Credit Agreement could result in an event of default under the applicable indebtedness. Such a default, if not cured or waived, may allow creditors to accelerate the related debt and may result in the acceleration of any other debt that is subject to an applicable cross-acceleration or cross-default provision. In addition, an event of default under the ABL Credit Agreement would permit the lenders thereunder to terminate all commitments to extend further credit under that Agreement. Furthermore, if we were unable to repay the amounts due and payable under the ABL Credit Agreement, those lenders could proceed against the collateral securing such indebtedness.

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

Interest rates increased in fiscal 2024 and began to decrease in fiscal 2025. It is unclear whether the Federal Reserve will increase, reduce or maintain the current interest rates in fiscal 2026. We cannot predict the future level of interest rates or the effect of interest rates on the availability or aggregate cost of our borrowings. Higher interest rates increase the cost of our borrowings under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If interest rates continue to increase or are maintained at their current high level, our capacity to obtain necessary liquidity may be negatively impacted.  We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

As of January 31, 2025, we were in compliance with the financial covenants in our credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

We may not be able to generate sufficient cash to service all of our indebtedness, including the ABL Credit Agreement, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the ABL Credit Agreement.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the ABL Credit Agreement will limit the use of the proceeds from any disposition of our assets. As a result, the ABL Credit Agreement may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.

The borrowings under the ABL Credit Agreement are at variable rates of interest and expose us to interest rate risk. Our debt service obligations on our variable rate indebtedness have increased in the past, when the Federal Reserve raised interest rates several times in fiscal 2024 in response to concerns about inflation. Our net income and cash flows, including cash available for servicing our indebtedness decreased due to the increase in our debt service obligations. Assuming all revolving loans were fully drawn under the ABL Credit Agreement, each one percentage point change in interest rates would result in a $7.0 million change in annual cash interest expense under the ABL Credit Agreement. Changes in market interest rates may influence our financing costs and could reduce our earnings and cash flows.

Our credit rating and ability to access well-functioning capital markets are important to our ability to secure future debt financing on acceptable terms. Our credit ratings may not reflect all risks associated with our indebtedness.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Risk Management and Strategy

We have robust programs in place for assessing, identifying and managing material risks from cybersecurity threats. Our approach leverages a comprehensive suite of security tools and initiatives, including but not limited to, Managed Security Service Providers, Extended Detection and Response monitoring, internal reporting mechanisms, and advanced detection and monitoring tools. Our information security program is continuously evaluated through internal audits and a range of security exercises, including tabletop simulations, penetration testing, vulnerability assessments and red team exercises. Identified security gaps from these assessments are systematically integrated into our risk remediation processes and incorporated into our security tools and applications to enhance our overall cybersecurity policies and procedures. In addition, we conduct annual Payment Card Industry Data Security Standard compliance reviews and independent third-party penetration testing to ensure our defenses remain resilient and aligned with industry best practices.

Our global cybersecurity team is composed of multidisciplinary Information Technology (“IT”) professionals from key regions, led by our Global Director of Cybersecurity. This team is responsible for providing comprehensive reporting to executive management and auditors, covering cybersecurity threats, assessments, findings and strategic direction for future improvements.

We ensure continuous endpoint monitoring in collaboration with a third-party cybersecurity firm. For high or critical severity incidents, rapid response protocols are in place, including isolation, segmentation and forensic analysis by our cybersecurity team. Additionally, we have engaged a dedicated third-party threat hunter to assist in identifying Indicators of Compromise.

Our Global Director of Cybersecurity leads a quarterly cybersecurity governance meeting, bringing together IT teams from all subsidiaries. This meeting serves as a forum to review ongoing and upcoming security initiatives, regulatory compliance and industry best practices.

We conduct an annual tabletop exercise facilitated by an external cybersecurity specialist. This exercise simulates various attack scenarios, testing our incident response plans and procedures to ensure effective threat detection, mitigation and remediation. It also evaluates potential business impacts, including business continuity, backup strategies, data protection, compliance, and regulatory requirements such as GDPR, CCPA and PCI. Participants include IT leadership, finance, legal, insurance, and operations teams across all subsidiaries, ensuring a coordinated and well-prepared response to cybersecurity threats.

Our cybersecurity resilience is further strengthened through annual penetration testing performed by a leading third-party firm. This assessment includes external and internal penetration testing, Wi-Fi security evaluations, social engineering exercises and physical access testing. We leverage a vulnerability management platform to maintain comprehensive asset visibility, systematically identify risks and prioritize remediation efforts. Additionally, all corporate employees with system access must complete annual data protection and cybersecurity training to reinforce security awareness and compliance.

Our third-party IT vendors undergo independent audits to validate their compliance with System and Organization Controls (“SOC”) 1 and SOC 2 standards. Vendor access to our networks is restricted to the applications necessary for their services. We proactively assess vendor risk using third-party rating tools, quantifying vulnerabilities and engaging vendors in remediation efforts to mitigate potential security threats.

To further enhance our risk mitigation strategy, we maintain annual cybersecurity insurance policies designed to offset costs associated with covered cybersecurity incidents.

Governance

Our board of directors provides comprehensive oversight of enterprise risk management, including information security, technology and cybersecurity threats. The audit committee of our board of directors is responsible for evaluating the adequacy and effectiveness of internal controls, particularly those designed to assess, identify and manage material cybersecurity risks. The audit committee receives quarterly cybersecurity reports from the Chief Information Officer (“CIO”) and cybersecurity team, detailing material risks, threats and mitigation efforts. In the event of a cybersecurity incident, the Global Director of Cybersecurity or senior IT leadership will escalate the issue to the Disclosure Committee, following the Incident Response Plan’s predefined escalation criteria. Security incidents are classified based on severity (Critical, High, Medium), impact, and nature, ensuring efficient risk prioritization, resource allocation and incident response management.

Our Disclosure Committee includes key executives and senior leadership, including the Executive Vice President, Chief Growth and Operations Officer, Chief Financial Officer, CIO, Senior Vice President of Finance, Senior Vice President of Investor Relations and Treasurer, Senior Vice President of Legal Counsel and Vice President of Legal Counsel. Additionally, it comprises senior representatives from financial reporting, internal audit, financial planning and analysis, and tax functions, ensuring a comprehensive approach to risk oversight and compliance.

Our CIO has over 28 years of experience leading our technology operations and more than 40 years of expertise in information technology, spanning the banking and fashion apparel industries. Our Global Director of Cybersecurity has over 20 years of experience in information technology, with a specialized focus of more than seven years in cybersecurity, risk management, and compliance. He holds Certified Information Systems Security Professional (“CISSP”) and Certified Ethical Hacker (“CEH”) credentials. Additionally, he serves as a governing body member for the New York Evanta CISO community.

For further discussion of the risks associated with cybersecurity incidents, see our “Risks Related to Cybersecurity, Data Privacy and Information Technology” under “Risk Factors.”

ITEM 2.     PROPERTIES.

Corporate Offices, Showrooms and Distribution Center

We lease our corporate offices and showrooms, which are located in New York City, New York. At January 31, 2025, the leases on our corporate offices and showrooms covered space of approximately 355,000 square feet and expire in 2034. We also lease a distribution center which is located in Jamesburg, New Jersey. At January 31, 2025, the lease on our distribution center covered space of approximately 583,000 square feet and expires in 2028. The majority of our distribution centers are third-party service providers for which we do not enter into lease agreements.

Retail Stores

As of January 31, 2025, we operated 107 Vilebrequin retail stores, 49 DKNY and Karl Lagerfeld Paris stores, 64 Karl Lagerfeld stores and 1 Sonia Rykiel store.

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

Our leases expire at varying dates through 2037. Vilebrequin has 59 stores located in Europe, 23 stores located in the United States, 13 stores located in Asia, 9 stores located in Mexico and 3 stores in the Caribbean. DKNY has 12 stores located in the United States and 2 stores located in Europe. Karl Lagerfeld Paris has 31 stores located in the United States and 4 store located in Canada. Sonia Rykiel has 1 store located in Europe. Karl Lagerfeld has 64 stores located in Europe.

The following table indicates the periods during which our retail leases expire:

Number of
Fiscal Year Ending January 31,	Stores
2026	65
2027	26
2028	28
2029	29
2030 and thereafter	73
Total	221

For more information on our leases, please see Note 6 – Leases in the accompanying Notes to our Consolidated Financial Statements in this Annual Report.

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

On March 19, 2025, there were 15 holders of record and, we believe, approximately 23,300 beneficial owners of our common stock.

Dividend Policy

Our Board of Directors (the “Board”) currently intends to follow a policy of retaining any earnings to finance the growth and development of our business. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

The following table sets forth the repurchases of shares of our common stock during the fourth quarter of fiscal 2025:

Date Purchased	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
November 1 - November 30, 2024	—	$—	—	7,790,168
December 1 - December 31, 2024	1,443	29.63	—	7,790,168
January 1 - January 31, 2025	—	—	—	7,790,168
	1,443	$29.63	—	7,790,168
(1)	Included in this table are 1,443 shares withheld during December 2024 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2020 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2020 — January 31, 2025)

ITEM 6.    [Reserved]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Unless the context otherwise requires, “G-III,” “Company,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2025 is referred to as “fiscal 2025.”

We consolidate the accounts of all of our wholly-owned and majority-owned subsidiaries. Our DKNY and Donna Karan business in China is operated by Fabco Holding B.V. (“Fabco”), a Dutch joint venture limited liability company that was 75% owned by us through April 16, 2024 and was treated as a consolidated majority-owned subsidiary. Effective April 17, 2024, we acquired the remaining 25% interest in Fabco that we did not previously own and, as a result, Fabco began being treated as a wholly-owned subsidiary. AWWG Investments B.V. (“AWWG”) is a Dutch corporation that was 12.1% owned by us from May 3, 2024 through July 18, 2024 and was accounted for using the cost method of accounting. Effective July 19, 2024, we acquired an additional 6.6% minority interest in AWWG, increasing our total ownership interest to 18.7% and, as a result, AWWG began being accounted for under the equity method of accounting. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that was 19% owned by us through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, we acquired the remaining 81% interest in KLH that we did not previously own and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability that was 49% owned by us and 51% indirectly owned by KLH through May 30, 2022 and was accounted for during that time using the equity method of accounting. KLNA operates the Karl Lagerfeld business in the United States, Mexico and Canada. Effective May 31, 2022, KLNA became an indirect wholly-owned subsidiary of us as a result of our acquisition of the remaining 81% interest in KLH we did not previously own. The results of KLH are included in our consolidated financial statements beginning May 31, 2022. All material intercompany balances and transactions have been eliminated.

Each of Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by us, KLH, Fabco, Sonia Rykiel, a Swiss Corporation that is wholly-owned by us, and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Fabco, Sonia Rykiel and AWWG are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2025, the results of Vilebrequin, KLH, Fabco, Sonia Rykiel and AWWG are included for the year ended December 31, 2024. For the year ended January 31, 2023, the results of KLH, which includes KLNA, are included for the period from May 31, 2022 through December 31, 2022. The results of our previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from January 1, 2022 through May 30, 2022. Our retail operations segment uses a 52/53-week fiscal year. Our fiscal year ended January 31, 2025 was a 52-week fiscal year for the retail operations segment. Our fiscal year ended January 31, 2024 was a 53-week fiscal year for the retail operations segment. For fiscal 2025 and 2024, the retail operations segment ended on February 1, 2025 and February 3, 2024, respectively. In fiscal 2024, the net sales and operating results generated by the 53rd week of our retail operations segment were not material.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

A discussion with respect to a comparison of the results of operations of fiscal 2024 compared to the fiscal year ended January 31, 2023 (“fiscal 2023”), other financial information related to fiscal 2023 and information with respect to Liquidity and Capital Resources at January 31, 2023 and for fiscal 2023 is contained under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.

Overview

G-III is a global leader in fashion with expertise in design, sourcing, distribution and marketing, which enables us to fuel growth across a portfolio of over 30 globally recognized owned and licensed brands anchored by our key owned brands DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin as well as other major brands that currently drive our business. We develop product across a diverse range of lifestyle categories which include: outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. Our brands are positioned to sell at various price points with global distribution across a diverse mix of channels and geographies to reach a broad range of consumers, with approximately 77% and 23% of our net sales in fiscal 2025 being generated in the United States and internationally, respectively. We also license the use of our trademarks to third parties for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

Our owned brands include DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Eliza J, Jessica Howard, Andrew Marc, Marc New York, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Nautica, Halston, Levi’s, Kenneth Cole, Cole Haan, Vince Camuto, Dockers, Champion, Converse and BCBG. Through our licensed team sports business, we have partnerships with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers for their own private label programs.

Our products are sold through a cross section of leading retailers such as Macy’s, Bloomingdales, Dillard’s, Hudson’s Bay Company, Saks Fifth Avenue, Nordstrom, El Cortes Ingles, Kohl’s, Saks OFF 5TH, TJ Maxx, Marshall’s Ross Stores, Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates significant digital businesses. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

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

Recent Developments

Repositioning and Expansion of Donna Karan

We acquired the DKNY and Donna Karan brands, two of the most iconic American fashion brands, in December 2016. We initially repositioned and relaunched DKNY and we have successfully grown the brand. In Spring 2024, we relaunched the Donna Karan brand, which was our most successful launch to date, with new designs supported by powerful ad campaigns. The brand is generating strong profitability for G-III with some of the highest AURs and sell-throughs across our portfolio. Our new Donna Karan product is currently being distributed in the United States through our diversified distribution network, including premier department stores, digital channels and our own Donna Karan website.

We are focused on several initiatives to continue the momentum. The brand’s relaunch was in North America only, and we expect to invest in growing the brand internationally as well as driving further awareness through marketing and expanding into complementary categories through licensing. Donna Karan is widely considered to be a top fashion brand and is recognized as one of the most famous designer names in American fashion. We believe that the strength of the Donna Karan brand, along with our success with the DKNY brand, demonstrates the potential for our new Donna Karan products.

Strategic Investment in AWWG

In May 2024, we acquired a 12.1% minority interest in AWWG for €50.0 million ($53.6 million). AWWG is a global fashion group and premier platform for international brands. AWWG owns a portfolio of brands including Hackett, Pepe Jeans and Façonnable. In July 2024, we acquired an additional 6.6% minority interest in AWWG for €27.1 million ($29.1 million), increasing our total ownership interest to approximately 18.7%. This investment is intended to leverage AWWG’s expertise and provide for synergies to support our international expansion priority through the development of our operational platform in Europe. Additionally, in the intermediate term, we will also work to introduce Hackett and Pepe Jeans in North America and we believe there is potential for both ours and AWWG’s brands to grow in each other’s respective markets as we unlock synergies between our platforms.

License Agreements

In fiscal 2025, we entered into two new license agreements, which further complement and diversify our existing portfolio, for (i) adult men’s and women’s apparel under the Converse brand and (ii) women’s apparel under the BCBG brand. In fiscal 2024, we entered into license agreements (i) for women’s apparel under the Nautica brand, (ii) to design and produce all categories of men’s and women’s product for the Halston brand and (iii) to design and produce men’s and women’s outerwear collections for the Champion brand.

Each of these license agreements include an initial term of five-years with certain renewal options. The products produced under these license agreements are distributed, or expected to be distributed, in North America through our diversified distribution network, including premier department stores, digital channels, as well as other channels. Additionally, our Halston and Converse product is expected to be distributed globally (excluding distribution in Japan for Converse product). First deliveries of our Nautica product began in Spring 2024, and Halston and Champion product began in Fall 2024. First deliveries of our Converse and BCBG products are expected to begin in Fall 2025.

We believe that significant opportunity exists in the categories subject to these license agreements where we have strong expertise, and the products produced, or expected to be produced, under these license agreements align with G-III’s core competencies.

Third Amended and Restated ABL Credit Agreement

In June 2024, we amended and restated our senior secured asset-based revolving credit facility to provide for borrowings in an aggregate principal amount of up to $700.0 million and to extend the maturity date to June 2029. See “Liquidity and Capital Resources—Third Amended and Restated ABL Credit Agreement.”

Senior Secured Notes Redemption

In August 2024, we used cash on hand and borrowings from our revolving credit facility to voluntarily redeem the entire $400.0 million principal amount of our 7.875% Senior Secured Notes due 2025 (the “Notes”) at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest.

Segments

We report based on two segments: wholesale operations and retail operations.

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by our retail stores and digital sites. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel in product categories we do not produce ourselves.

Our retail operations segment consists primarily of direct sales to consumers through our company operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather brands. As of January 31, 2025, our retail operations segment consisted of 49 company operated stores for our DKNY and Karl Lagerfeld Paris brands, substantially all of which are operated as outlet stores in North America.

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

We distribute our products through multiple channels, including online through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates a significant online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos. We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Wilsons Leather and Sonia Rykiel brands. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our own web sites and third party web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our purchase of the interests not previously owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, new license agreements entered into by us, such as our recent license agreements for the Nautica, Halston, Champion, Converse and BCBG brands and investments to accelerate our strategic priorities, such as our investment in AWWG. Our actions added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Calvin Klein and Tommy Hilfiger Licenses

The sale of licensed products is an important part of our business. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 34.0% of our net sales in fiscal 2025 and approximately 41.0% of our net sales in fiscal 2024.

Our licenses for Calvin Klein and Tommy Hilfiger products expire on a staggered basis beginning on December 31, 2024 and continuing through December 31, 2027. We have the right to request an extension of the Calvin Klein and Tommy Hilfiger licenses for the women’s suits category through December 31, 2029. PVH Corp., the owner of Calvin Klein and Tommy Hilfiger, has indicated publicly that it will produce these products itself once the license agreements expire. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the staggered expirations of the Calvin Klein and Tommy Hilfiger license agreements will cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

Excluding licenses that we have the right to request a term extension, the Calvin Klein and Tommy Hilfiger licenses that expired in fiscal 2025 or have expirations in our upcoming fiscal 2026 through fiscal 2028 years contributed the following net sales to our total net sales in in fiscal 2025:

	Portion of Total G-III Fiscal 2025 Net Sales
	$	%

	(in thousands, except for percentages)
Calvin Klein and Tommy Hilfiger license expirations by date:
December 31, 2024	$174,279	5%
December 31, 2025	467,834	15%
December 31, 2026	300,503	9%
December 31, 2027	26,034	1%

In fiscal 2025, we experienced a $188.4 million decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products which were more than offset by a $254.4 million increase in net sales of our DKNY, Donna Karan and Karl Lagerfeld products. In fiscal 2024, we experienced a $278.4 million decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products which were partially offset by a $139.1 million increase in net sales of our DKNY and Karl Lagerfeld products. Our relaunch of our Donna Karan brand began in Spring 2024 and did not have a significant impact on net sales in fiscal 2024. We also recognize higher gross profit percentages on sales of products under our owned brands. While our recent ability to offset decreases in net sales of Calvin Klein and Tommy Hilfiger licensed products either in full or in part does not guarantee our ability to continue to do so in the future, we believe we will achieve strong growth of our owned brands. We will take strategic actions to mitigate the loss of this business by continuing to develop and expand our owned brands, such as DKNY, Donna Karan and Karl Lagerfeld, through new product lines, marketing initiatives, international growth and executing on digital channel business opportunities. We also seek to expand sales in our go-forward portfolio of licensed brands, including our team sports business, as well as through our recent licenses for the Nautica, Halston and Champion brands that launched in fiscal 2025 and the Converse and BCBG brands that will launch in fiscal 2026.

Political Environment

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

Tax Laws and Regulations

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two.  The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups and is effective for fiscal 2025. While these rules did not have a material impact on our effective tax rate or financial results for fiscal 2025, we will continue to monitor our operations and evolving tax legislation in the jurisdictions in which we operate.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law which contains several tax-related provisions. Among other effects, the IRA created an excise tax of 1% on stock repurchases by publicly traded U.S. corporations effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity. The excise tax did not have a material impact on our results of operations and cash flows as of and for the year ended January 31, 2025.

Tariffs, Inflation and Interest Rates

Recent developments in the U.S. trade policy have introduced uncertainty regarding the future of global trade relations. The current administration has made numerous announcements and taken actions to increase tariffs and impose other trade restrictions regarding imports into the United States. We source all of our products from a global network of independent, third-party manufacturers, primarily located in Asia. Any new or increased tariffs, quotas, embargoes or other trade barriers could impact our supply chain and cost structure. Additionally, retaliatory measures by affected countries could further disrupt our operations or reduce our competitiveness in international markets. We continue to monitor these changing tariffs and trade restrictions. We will attempt to mitigate the impact of new and increased tariffs by working with our long standing vendors to participate in the increased costs, increasing prices where possible and continuing to look for alternative sourcing options.

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

The Federal Reserve increased interest rates several times in fiscal 2024 in response to concerns about inflation. The Federal Reserve began to decreased interest rates in fiscal 2025, however it is unclear whether the Federal Reserve will reduce, increase or maintain the current rates in the future. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Supply Chain

The global supply chain continues to be negatively impacted by various factors, including the ongoing disruptions in the Red Sea, port congestion and capacity shortages in Asia, and the recent and threatened port strikes in the United States, Gulf Coast and Canada.

Conflicts in the Middle East have caused major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. Recent strike actions in the United States have caused importers to shift goods from the East Coast to the West Coast creating congestion at West Coast ports, as well as through Canadian ports which are smaller and unable to effectively manage the additional volume. This shift has led to congestion and rail delays within Canada. European ports are also experiencing congestion due to the disruption of timing and arrivals due to Red Sea diversions. This congestion may worsen in the first half of fiscal 2026.

Although our business has not been significantly impacted by such disruptions, we have experienced shipping delays, impacting the timing of inventory receipts. These delays have not resulted in a significant loss of customer sales. We continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes and destinations accordingly to ensure timely delivery of our product.

Additional tariffs on Chinese imports are causing importers to shift production to lower tariff territories further exacerbating ocean carrier’s capacities. These tariffs are increasing costs for importers, impacting demand and affecting ocean container shipping due to limited alternatives for moving goods.

International Conflicts

We are monitoring the direct and indirect impacts from the military conflicts in Ukraine and the Middle East. These international conflicts and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest have disrupted commerce and intensified concerns regarding the United States and world economies. Our sales in Russia, Ukraine and Israel are not material to our financial results. However, the imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the continuation or escalation of these international conflicts, including the potential for additional countries to declare war against each other, may lead to further, broader unfavorable macroeconomic conditions, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the worldwide economy, lower consumer demand and volatility in financial markets. The possible effects of these international conflicts could have a material adverse effect on our business and our results of operations.

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

Variable consideration, primarily related to sales discounts and allowances, is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

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

Our financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. We consider our trade receivables to consist of two portfolio segments: wholesale and retail trade receivables. Wholesale trade receivables result from credit we extend to our wholesale customers based on pre-defined criteria and are generally due within 60 days. Retail trade receivables primarily relate to amounts due from third-party credit card processors for the settlement of debit and credit card transactions and are typically collected within 3 to 5 days.

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

The carrying value of our goodwill was fully impaired in fiscal 2023 as a result of our annual impairment test. There was no new goodwill recognized in fiscal 2024 or fiscal 2025.

Annual Indefinite-Lived Intangible Assets Impairment Testing

We performed our annual test of our indefinite-lived trademarks as of January 31, 2025 and January 31, 2024 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Our fiscal 2025 testing determined that the fair value of each of our indefinite-lived intangible assets substantially exceeded its carrying value except for our Sonia Rykiel trademark. As a result of our fiscal 2025 annual impairment test, we recorded a $7.4 million non-cash impairment charge during our fourth quarter of fiscal 2025 to fully impair the carrying value of our Sonia Rykiel trademark, which was included in asset impairments in our consolidated statements of operations and comprehensive income (loss). Our fiscal 2024 testing determined that the fair value of each of our indefinite-lived intangible assets substantially exceeded its carrying value except for our Sonia Rykiel trademark. As a result of our fiscal 2024 annual impairment test, we recorded a $5.9 million non-cash impairment charge during our fourth quarter of fiscal 2024 to partially impair the carrying value of our Sonia Rykiel trademark, which was included in asset impairments in our consolidated statements of operations and comprehensive income (loss). These impairment charges were recorded to our wholesale operations segment.

Our indefinite-lived trademark balance is primarily composed of the Donna Karan/DKNY trademarks that were acquired in fiscal 2017 and the Karl Lagerfeld trademark that was acquired in fiscal 2023.

The fair value of our indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

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

In fiscal 2025, we recorded a $0.8 million impairment charge primarily related to leasehold improvements and furniture and fixtures at certain retail stores as a result of their performance.

In fiscal 2024, we recorded a $1.3 million impairment charge primarily related to leasehold improvements, furniture, computer hardware and fixtures and operating lease assets at certain retail stores as a result of their performance.

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

Performance Stock Units

Performance stock units (“PSUs”) vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. PSUs granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer shares for two years subsequent to the date of vesting.  Compensation expense for PSUs are recognized in the consolidated financial statements over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

Special Performance Stock Units

Special performance stock units (“SPSUs”) were granted to Morris Goldfarb, our Chairman and Chief Executive Officer, in fiscal 2024 in recognition of the significantly reduced annual incentive cash payments that Mr. Goldfarb voluntarily agreed to under the terms of his new employment agreement entered into in August 2023. These SPSUs may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved.  These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award. For restricted stock units with market conditions, we estimate the grant date fair value using a Monte Carlo simulation model. This valuation methodology utilizes the closing price of our common stock on grant date and several key assumptions, including expected volatility of our stock price, and risk-free rates of return. This valuation is performed with the assistance of a third party valuation specialist. Compensation expense for SPSUs are recognized in the consolidated financial statements over the service period under the accelerated attribution method.

Results of Operations

The following table sets forth our operating results both in dollars and as a percentage of our net sales for the fiscal years indicated below:

	Year Ended January 31,
	2025		2024

	(In thousands, except for percentages)
Net sales	$3,180,796	100.0%	$3,098,242	100.0%
Cost of goods sold	1,882,270	59.2	1,856,395	59.9
Gross profit	1,298,526	40.8	1,241,847	40.1
Selling, general and administrative expenses	969,812	30.5	924,223	29.8
Depreciation and amortization	27,444	0.9	27,523	0.9
Asset impairments	8,195	0.3	6,758	0.2
Operating profit	293,075	9.1	283,343	9.2
Other loss	(4,374)	(0.1)	(3,149)	(0.1)
Interest and financing charges, net	(18,842)	(0.6)	(39,595)	(1.3)
Income before income taxes	269,859	8.4	240,599	7.8
Income tax expense	76,566	2.4	65,859	2.1
Net income	193,293	6.0	174,740	5.7
Less: loss attributable to noncontrolling interests	(273)	—	(1,428)	—
Net income attributable to G-III Apparel Group, Ltd.	$193,566	6.0%	$176,168	5.7%

Year ended January 31, 2025 (“fiscal 2025”) compared to year ended January 31, 2024 (“fiscal 2024”)

Net sales for fiscal 2025 increased to $3.18 billion from $3.10 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment increased to $3.08 billion from $3.01 billion in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our increase in sales was driven by an increase in the number of units we shipped at a slightly lower average price. The increase in net sales of our wholesale operations segment was primarily the result of increases in net sales of $254.4 million of our DKNY, Donna Karan and Karl Lagerfeld products. We also had an increase in net sales of $65.3 million from sales of licensed products for our newly launched Nautica, Halston and Champion brands. The increase in sales of DKNY products was primarily related to performance wear, sportswear and denim categories. The increase in net sales of Donna Karan products was primarily related to dresses, suits and sportswear categories. The increase in sales of Karl Lagerfeld products was primarily related to handbags, sportswear and women’s shoes categories. These increases were partially offset by decreases in net sales of $188.4 million of Calvin Klein and Tommy Hilfiger licensed products, as well as a decrease in net sales of $40.6 million of Guess licensed products as our licenses expired in December 2023.

Net sales of our retail operations segment increased to $166.5 million from $148.4 million in the same period last year. The number of retail stores operated by us decreased from 53 at January 31, 2024 to 49 at January 31, 2025. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris and DKNY stores. Comparable store sales, which include both stores and digital channels, increased by strong double-digits at our Karl Lagerfeld Paris and DKNY stores compared to the same period in the prior year.

Gross profit was $1.30 billion, or 40.8% of net sales, for fiscal 2025 compared to $1.24 billion, or 40.1% of net sales, last year. The gross profit percentage in our wholesale operations segment was 39.4% for the year ended January 31, 2025 compared to 38.9% for the year ended January 31, 2024. The gross profit percentage in the current year period was positively impacted by a shift in sales to product related to our owned brands which have no royalty costs, as well as a more favorable product mix. The gross profit percentage in our retail operations segment was 50.4% for the year ended January 31, 2025 compared to 48.1% for the same period last year. The gross profit percentage in our retail operations segment was positively impacted from a better product assortment.

Selling, general and administrative expenses increased to $969.8 million in fiscal 2025 from $924.2 million in fiscal 2024. Selling, general and administrative expenses of our wholesale operations segment increased to $876.3 million from $826.9 million in the comparable period last year. The increase in expenses was primarily due increases of (i) $21.3 million in advertising expenses, primarily due to the relaunch of the Donna Karan brand and higher spending on the DKNY brand that was partially offset by reduced royalty advertising expenses resulting from lower net sales of licensed product, (ii) $21.5 million in compensation expenses, primarily due to an increase in salaries and share-based compensation expense and (iii) $5.3 million in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain department store customers due to bankruptcy, including Hudson’s Bay Company. Selling, general and administrative expenses of our retail operations segment decreased to $93.5 million from $97.3 million in the comparable period last year. The decrease in expenses was primarily due to decreases of (i) $3.8 million in compensation expenses, primarily due to a decrease in salaries and (ii) $3.1 million in third-party warehouse and facility expenses. These decreases were partially offset by an increase of $3.0 million in advertising expenses.

Depreciation and amortization was $27.4 million in fiscal 2025 compared to $27.5 million in fiscal 2024. Depreciation and amortization of our wholesale operations segment was $23.0 million in fiscal 2025 compared to $22.5 million in fiscal 2024. Depreciation and amortization of our retail operations segment was $4.5 million in fiscal 2025 compared to $5.0 million in fiscal 2024.

In fiscal 2025, we recorded $8.2 million of asset impairments. This charge is primarily comprised of (i) a $7.4 million impairment charge related to our Sonia Rykiel trademark and (ii) a $0.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain stores as a result of their performance. In fiscal 2024, we recorded $6.8 million of asset impairments. This charge is primarily comprised of (i) a $5.9 million impairment charge related to our Sonia Rykiel trademark and (ii) a $1.3 million impairment charge related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain retail stores as a result of their performance. The annual test of our trademarks resulted in an impairment of the trademark based upon our most recent forecasted results and was impacted by higher interest rates. Asset impairments are recorded primarily in our wholesale operations segment.

Other loss was $4.4 million in fiscal 2025 compared to other loss of $3.1 million in fiscal 2024. Other loss in the current year period consisted of $3.3 million of foreign currency losses during fiscal 2025 compared to $0.1 million of foreign currency income during fiscal 2024. Additionally, we recorded $1.9 million in losses from unconsolidated affiliates during fiscal 2025 compared to $5.6 million in losses from unconsolidated affiliates in fiscal 2024. In fiscal 2024, other loss also included a $1.0 million gain recorded from the reduction of the earnout liability related to our acquisition of Sonia Rykiel in fiscal 2022.

Interest and financing charges, net for fiscal 2025, were $18.8 million compared to $39.6 million for fiscal 2024. The decrease in interest and financing charges was primarily due to a $11.3 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Notes in August 2024 that was partially offset by increased interest charges from higher average borrowings under our revolving credit facility in the current year as well as a decrease of $3.8 million in interest charges related to the LVMH Note as a result of the repayment of $125 million in principal of this Note in fiscal 2024. Additionally, we had a $4.2 million increase in investment income from having a larger cash position in fiscal 2025 compared to fiscal 2024. These items were partially offset by a $1.6 million charge to interest expense from extinguished debt issuance costs upon the redemption of the Notes.

Income tax expense for fiscal 2025 was $76.6 million compared to $65.9 million for the prior year. Our effective tax rate was 28.4% in fiscal 2025 compared to 27.4% in the prior year. The increase in our effective tax rate is primarily due to the impact of permanent tax adjustments on the annual effective tax rate, offset by a reduction in unrecognized income tax benefits related to our foreign exposures.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. We have also used cash to repurchase our shares, make strategic investments and redeem the Notes.

As of January 31, 2025, we had cash and cash equivalents of $181.4 million and availability under our revolving credit facility of approximately $600.0 million. As of January 31, 2025, we were in compliance with all covenants under our revolving credit facility.

Senior Secured Notes

In August 2024, we used cash on hand and borrowings from our revolving credit facility to voluntarily redeem the entire $400.0 million principal amount of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At the date of redemption, we had unamortized debt issuance costs of $1.6 million associated with the Notes. These debt issuance costs were fully extinguished and charged to interest expense in our results of operations.

Third Amended and Restated ABL Credit Agreement

On June 4, 2024, our subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the third amended and restated credit agreement (the “Third ABL Credit Agreement”) with the lenders named therein and with JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Credit Agreement is a five-year senior secured asset-based revolving credit facility providing for borrowings in an aggregate principal amount of up to $700.0 million. We and certain of our wholly-owned domestic subsidiaries, as well as G-III Apparel Canada ULC (collectively, the “Guarantors”), are guarantors under the Third ABL Credit Agreement.

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

The Third ABL Credit Agreement contains covenants that, among other things, restricts our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of January 31, 2025, we were in compliance with these covenants.

As of January 31 2025, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2025, there were outstanding trade and standby letters of credit amounting to $0.3 million and $2.6 million, respectively.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans that were part of COVID-19 relief programs. In the aggregate, we are currently required to make quarterly installment payments of principal in the amount of €0.8 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2025, we had an aggregate outstanding balance of €5.9 million ($6.2 million) under these various unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of our foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by us or HSBC Bank. As part of a COVID-19 relief program, certain of our foreign entities have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2025, we had no borrowings drawn under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of January 31, 2025, we had no borrowings under these credit facilities.

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

We had no borrowings outstanding under our ABL Credit Agreement as of both January 31, 2025 and 2024. We redeemed the entire $400 million principal amount of the Notes in August 2024. We had $400 million in borrowings outstanding under the Notes at January 31, 2024. Our contingent liability under open letters of credit was approximately $3.0 million at January 31, 2025 and $6.9 million at January 31, 2024. The amount outstanding under the LVMH Note was repaid during fiscal 2024. We had an aggregate of €5.9 million ($6.2 million) and €8.0 million ($8.8 million) outstanding under our various unsecured loans as of January 31, 2025 and January 31, 2024, respectively. We also had no borrowings outstanding and €2.4 million ($2.7 million) outstanding under our overdraft facilities as of January 31, 2025 and January 31, 2024, respectively and no borrowings outstanding and €8.1 million ($8.9 million) outstanding under our foreign credit facilities as of January 31, 2025 and 2024, respectively.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the year ended January 31, 2025, we acquired 2,209,832 of our shares of common stock for an aggregate purchase price of $60.0 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of January 31, 2025, we had remaining 7,790,168 shares that are authorized for purchase under this program. As of March 19, 2025, we had 43,883,207 shares of common stock outstanding.

Cash from Operating Activities

We generated $316.4 million of cash from operating activities in fiscal 2025, primarily as a result of our net income of $193.6 million and decreases of $42.3 million in inventories and $20.0 million in prepaid expenses and other current assets as well as an increase of $50.1 million in accounts payable and accrued expenses. We also generated cash from operating activities as a result of non-cash charges primarily related to depreciation and amortization of $27.4 million and share-based compensation of $28.9 million. These items were offset, in part, by an increase of $62.4 million in accounts receivable.

Net cash provided by operating activities decreased $271.2 million in fiscal 2025 compared to the prior year. This decrease is primarily driven by an increase in accounts receivable due to higher net sales in this year’s fourth quarter compared to the prior year’s fourth quarter and a smaller reduction in inventories compared to the prior year. Fiscal 2024 and fiscal 2023 experienced elevated inventory levels due to supply chain issues compared to our normalized inventory level in fiscal 2025. These decreases were offset, in part, by an increase in our net income and a reduction in prepaid expenses and other current assets. Our prepaid expenses and other current assets decreased primarily from decreases in prepaid royalties and advertising related to our Calvin Klein licenses, accruals for returns and restocking expenses and the receipt of a refund from a customs examination.

Cash from Investing Activities

We used $148.2 million of cash in investing activities during fiscal 2025 primarily as a result of our $84.4 million investment in AWWG and $20.0 million investment in a private retail company. We also used $41.5 million for capital expenditures primarily related to information technology expenditures and fixturing costs at department stores.

Cash from Financing Activities

In fiscal 2025, we used $485.5 million of cash in financing activities primarily as a result of $400 million of cash used to redeem the entire principal amount of the Notes. In addition, we used $60.0 million of cash to repurchase 2,209,832 shares of our common stock under our share repurchase program, had net borrowings of $13.6 million under our foreign facilities and $7.6 million for taxes paid in connection with net share settlements of stock grants that vested.

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

Tabular Disclosure of Contractual Obligations

As of January 31, 2025, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$337.8	$67.2	$105.7	$66.2	$98.7
Minimum royalty payments (1)	251.0	103.2	109.7	36.5	1.6
Long-term debt obligations (2)	6.2	3.1	2.4	0.6	0.1
Purchase obligations (3)	0.3	0.3	—	—	—
Total	$595.3	$173.8	$217.8	$103.3	$100.4
(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)	Includes: $6.2 million in our various unsecured loans which have maturity dates ranging from fiscal 2026 through fiscal 2031 and requires us to make quarterly installment payments of €0.8 million. We had no borrowings outstanding under our revolving credit facility, our various overdraft facilities or our foreign credit facilities as of January 31, 2025.
(3)	Includes outstanding trade letters of credit, which represent inventory purchase commitments, which typically mature in less than six months.

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

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. We have experienced increased costs in many aspects of our business due to the historic high rates of inflation in recent years. Beginning in fiscal 2023, we have implemented price increases on many of our products in an effort to mitigate the effect of higher costs. We expect inflationary pressures to continue in fiscal 2026. See our “Risk Factors Relating to the Operation of our Business” and “Risk Factors Relating to the Economy and the Apparel Industry” contained under “Risk Factors.”

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our ABL Credit Agreement. We borrow under this credit facility to support general corporate purposes, including capital expenditures and working capital needs. The U.S. Federal Reserve Board increased interest rates several times in fiscal 2024 and began to decrease interest rates in fiscal 2025. It is unclear whether the Federal Reserve will reduce, increase or maintain the current interest rates in fiscal 2026. Additional increases in interest rates, or the continuation of the current rates, by the Federal Reserve will result in increases in our interest expense under our ABL Credit Agreement.

The Federal Reserve began to reduce interest rates in fiscal 2025. Based on our borrowings under our ABL Credit Agreement during the year ended January 31, 2025, our incremental interest expense would have increased by approximately $0.2 million if our borrowing rates remained at their highest level during fiscal 2025.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2025, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15I under the Exchange Act). Based on that evaluation, we concluded that our disclosure controls and procedures were not effective because of a material weakness in the Company’s internal control over financial reporting, as described below. Our internal controls over financial reporting are designed to confirm that information required to be disclosed by G-III in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

Within the KLH subsidiary, which represented approximately 8.2% of our total net sales for fiscal 2025, the Company identified a material weakness in the operating effectiveness of controls related to information technology general controls (“ITGCs”) over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they rely upon information and configurations from the affected IT systems.

We concluded that the material weakness did not result in any material misstatements in our financial statements or disclosures in the current year. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation Measures

Management, with oversight from the Audit Committee of the Board of Directors, is performing remedial actions and has developed a full plan designed to remediate these deficiencies. This plan includes, among other items, additional risk assessment procedures over information technology, enhancements to controls, and additional training related to the operational effectiveness of control procedures. These deficiencies will not be considered remediated until the remediation plan is complete, and controls have been operational for a sufficient period of time and successfully tested.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management identified within the Company’s KLH subsidiary a material weakness in the operating effectiveness of controls related to ITGCs over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they rely upon information and configurations from the affected IT systems. Management concluded that the material weakness did not result in any material misstatements in our financial statements or disclosures in the current year. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. However, because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2025, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. As a result of the material weakness described above, Ernst & Young LLP has issued an adverse opinion on the effectiveness of our internal controls over financial reporting as of January 31, 2025. The reports of our independent auditors appear on pages F-1 and F-3 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION.

Insider Adoption or Termination of Trading Agreements

During the three months ended January 31, 2025, no director or officer of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 12, 2025, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Information About Our Executive Officers” in Item 1 in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2025, the last day of fiscal 2025, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2025.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,953,169 (1)	$—	1,554,515 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,953,169 (1)	$—	1,554,515 (2)
(1)	Includes outstanding awards of 1,905,823 and 1,047,346 shares of Common Stock issuable upon vesting of restricted stock units under our 2015 Long-Term Incentive Plan and 2023 Long-Term Incentive Plan, respectively.
(2)	Under our 2023 Long-Term Incentive Plan.

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

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.3, 10.4, 10.4(a), 10.4(b), 10.4(c), 10.4(d), 10.5, 10.5(a), 10.5(b), 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12.

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
3.1	Certificate of Incorporation.	S-1	000-18183	11/3/1989
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006.	10-Q (Q2 2007)	000-18183	9/13/2006
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011.	8-K	000-18183	6/9/2011
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015.	8-K	000-18183	7/1/2015
3.2	By-Laws, as amended, of G-III.	8-K	000-18183	3/15/2013
4.1	Description of Securities	10-K (2020)	000-18183	3/30/2020
10.1	Employment Agreement, dated August 9, 2023, between G-III Apparel Group, Ltd. and Morris Goldfarb	8-K	000-18183	8/10/2023
10.2

Third Amended and Restated ABL Credit Agreement, dated as of June 4, 2024, among G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC, as Borrowers, the Loan Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

		8-K	000-18183	6/6/2024
10.3	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.4	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	8/10/2023
10.4(a)	Form of Amended and Restated Restricted Stock Unit Agreement, dated June 28, 2021, with respect to revised awards under the 2015 Plan.	8-K	000-18183	6/30/2021
10.4(b)	Form of Performance Share Unit Agreement for March 18, 2022 performance share unit awards.	8-K	000-18183	3/24/2022
10.4(c)	Form of Performance Share Unit Agreement for April 27, 2023 performance share unit awards.	8-K	000-18183	5/1/2023
10.4(d)	Performance Share Unit Agreement, dated August 9, 2023.	8-K	000-18183	8/10/2023
10.5	G-III 2023 Long-Term Incentive Plan.	DEF 14A	000-18183	9/11/2023
10.5(a)	Performance Share Unit Agreement, dated October 17, 2023	10-Q (Q3 2024)	000-18183	12/6/2023
10.5(b)	Form of Performance Share Unit Agreement for March 28, 2024 performance share unit awards.	8-K	000-18183	4/3/2024
10.6	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.7	Employment Agreement, dated as of August 29, 2023, by and between Sammy Aaron and G-III.	8-K	000-18183	8/30/2023
10.8	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.9	Employment Agreement, dated as of December 4, 2023, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/5/2023
10.10	Executive Transition Agreement, dated as of December 4, 2023, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/5/2023
10.11	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.12	Amended Employment Agreement, dated as of November 27, 2023, between G-III and Dana Perlman.	8-K	000-18183	12/5/2023
19.1*	G-III Apparel Group, Ltd. Insider Trading Policy	—	—	—
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.	—	—	—

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025.	—	—	—
97.1*	G-III Apparel Group, Ltd. Clawback Policy	—	—	—
101.INS*	iXBRL Instance Document.	—	—	—
101.SCH*	iXBRL Schema Document.	—	—	—
101.CAL*	iXBRL Calculation Linkbase Document.	—	—	—
101.DEF*	iXBRL Extension Definition.	—	—	—
101.LAB*	iXBRL Label Linkbase Document.	—	—	—
101.PRE*	iXBRL Presentation Linkbase Document.	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—

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

March 24, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 24, 2025
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 24, 2025
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 24, 2025
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 24, 2025
Thomas J. Brosig

/s/ Dr. Joyce F. Brown	Director	March 24, 2025
Dr. Joyce F. Brown

/s/ Jeffrey Goldfarb	Director	March 24, 2025
Jeffrey Goldfarb

/s/ Victor Herrero	Director	March 24, 2025
Victor Herrero

/s/ Robert L. Johnson	Director	March 24, 2025
Robert L. Johnson

/s/ Patti H. Ongman	Director	March 24, 2025
Patti H. Ongman

/s/ Laura Pomerantz	Director	March 24, 2025
Laura Pomerantz

/s/ Michael Shaffer	Director	March 24, 2025
Michael Shaffer

/s/ Cheryl Vitali	Director	March 24, 2025
Cheryl Vitali

/s/ Richard White	Director	March 24, 2025
Richard White

/s/ Andrew Yaeger	Director	March 24, 2025
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd.  and subsidiaries (the Company) as of January 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 24, 2025 expressed an adverse opinion thereon.

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

Wholesale revenue markdown allowances
Description of the Matter

As described in Note 1 and Note 2 to the consolidated financial statements, wholesale revenue is adjusted by variable consideration related to markdown allowances and the markdown allowances are recorded as customer refund liabilities.

Auditing the Company’s measurement of variable consideration related to markdown allowances is especially challenging because the method of calculation involves subjective management assumptions about estimates of the expected markdowns. For example, in addition to historical experience, estimates of future markdown allowances are adjusted to reflect management’s assumptions about performance of the Company’s merchandise, specific known events and industry trends. Changes in the assumptions can have a material effect on the amount of variable consideration related to markdown allowances recognized.
How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating variable consideration related to markdown allowances. For example, we tested controls over management’s review of the significant assumptions underlying the estimates of the markdown allowances.

To test the Company’s measurement of markdown allowances, our audit procedures included, among others, evaluating the Company’s methodologies, evaluating the significant assumptions described above and testing the completeness and accuracy of the underlying data used in management’s analyses. We compared the significant assumptions used by management to current market and economic trends, historical results and other relevant factors. Further, we performed sensitivity analyses to evaluate the changes in markdown allowances that would result from changes in the significant assumptions. In addition, we performed a retrospective review of actual customer chargebacks for markdowns to evaluate the historical accuracy of the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

New York, New York

March 24, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd.  and subsidiaries’ internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the material weakness described below on the achievement of the objectives of the control criteria, G-III Apparel Group, Ltd. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Within the KLH subsidiary, the Company identified a material weakness in the operating effectiveness of controls related to information technology general controls (ITCGs) over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITCGs were also deemed ineffective because they rely upon information and configurations from the affected IT systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 24, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 24, 2025

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2025	2024

	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$181,440	$507,829
Accounts receivable, net of allowance for doubtful accounts of $7,588 and $1,471, respectively	624,752	562,363
Inventories	478,086	520,426
Prepaid income taxes	2,487	1,356
Prepaid expenses and other current assets	48,589	68,344
Total current assets	1,335,354	1,660,318
Investments in unconsolidated affiliates	105,360	22,472
Property and equipment, net	69,318	55,084
Operating lease assets	255,180	216,886
Other assets, net	66,577	45,147
Other intangibles, net	27,093	31,676
Deferred income tax assets, net	15,439	19,248
Trademarks	608,913	630,333
Total assets	$2,483,234	$2,681,164
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$3,114	$15,026
Accounts payable	228,154	182,531
Accrued expenses	137,788	140,535
Customer refund liabilities	79,985	84,054
Current operating lease liabilities	50,268	56,587
Income tax payable	10,686	14,676
Other current liabilities	495	219
Total current liabilities	510,490	493,628
Notes payable, net of discount and unamortized issuance costs	3,045	402,807
Deferred income tax liabilities, net	48,083	42,736
Noncurrent operating lease liabilities	221,257	178,247
Other non-current liabilities	20,878	15,764
Total liabilities	803,753	1,133,182

Redeemable noncontrolling interests	—	(2,278)

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396 and 49,396 shares issued, respectively	264	264
Additional paid-in capital	467,692	458,841
Accumulated other comprehensive loss	(25,519)	(3,207)
Retained earnings	1,353,678	1,160,112
Common stock held in treasury, at cost - 5,509 and 3,668 shares, respectively	(116,634)	(65,750)
Total stockholders' equity	1,679,481	1,550,260
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,483,234	$2,681,164

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended January 31,
	2025	2024	2023

	(In thousands, except per share amounts)
Net sales	$3,180,796	$3,098,242	$3,226,728
Cost of goods sold	1,882,270	1,856,395	2,125,591
Gross profit	1,298,526	1,241,847	1,101,137
Selling, general and administrative expenses	969,812	924,223	833,151
Depreciation and amortization	27,444	27,523	27,762
Asset impairments	8,195	6,758	349,686
Operating profit (loss)	293,075	283,343	(109,462)
Other income (loss)	(4,374)	(3,149)	27,894
Interest and financing charges, net	(18,842)	(39,595)	(56,602)
Income (loss) before income taxes	269,859	240,599	(138,170)
Income tax expense (benefit)	76,566	65,859	(3,788)
Net income (loss)	193,293	174,740	(134,382)
Less: loss attributable to noncontrolling interests	(273)	(1,428)	(1,321)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$193,566	$176,168	$(133,061)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income (loss) per common share	$4.35	$3.84	$(2.79)
Weighted average number of shares outstanding	44,450	45,859	47,653

Diluted:
Net income (loss) per common share	$4.20	$3.75	$(2.79)
Weighted average number of shares outstanding	46,116	47,000	47,653

Net income (loss)	$193,293	$174,740	$(134,382)
Other comprehensive income (loss):
Foreign currency translation adjustments	(22,350)	8,462	2,965
Other comprehensive income (loss):	(22,350)	8,462	2,965
Comprehensive income (loss)	170,943	183,202	(131,417)
Comprehensive loss attributable to noncontrolling interests:
Net loss	(273)	(1,428)	(1,321)
Foreign currency translation adjustments	38	(16)	(89)
Comprehensive loss attributable to noncontrolling interests	(235)	(1,444)	(1,410)
Comprehensive income (loss) attributable to G-III Apparel Group, Ltd.	$170,708	$181,758	$(132,827)

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(In thousands)
Balance as of January 31, 2022	$264	$456,329	$(14,529)	$1,117,005	$(39,157)	$1,519,912
Equity awards exercised/vested, net	—	(10,287)	—	—	10,287	—
Share-based compensation expense	—	32,475	—	—	—	32,475
Taxes paid for net share settlements	—	(9,805)	—	—	—	(9,805)
Other comprehensive income, net	—	—	2,876	—	—	2,876
Repurchases of common stock	—	—	—	—	(26,949)	(26,949)
Net loss attributable to G-III Apparel Group, Ltd.	—	—	—	(133,061)	—	(133,061)
Balance as of January 31, 2023	264	468,712	(11,653)	983,944	(55,819)	1,385,448
Equity awards exercised/vested, net	—	(16,169)	—	—	16,169	—
Share-based compensation expense	—	17,164	—	—	—	17,164
Taxes paid for net share settlements	—	(10,866)	—	—	—	(10,866)
Other comprehensive income, net	—	—	8,446	—	—	8,446
Repurchases of common stock	—	—	—	—	(26,100)	(26,100)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	176,168	—	176,168
Balance as of January 31, 2024	264	458,841	(3,207)	1,160,112	(65,750)	1,550,260
Equity awards exercised/vested, net	—	(9,725)	—	—	9,725	—
Share-based compensation expense	—	28,894	—	—	—	28,894
Taxes paid for net share settlements	—	(7,576)	—	—	—	(7,576)
Other comprehensive loss, net	—	—	(22,312)	—	—	(22,312)
Repurchases of common stock	—	—	—	—	(59,973)	(59,973)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of noncontrolling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	193,566	—	193,566
Balance as of January 31, 2025	$264	$467,692	$(25,519)	$1,353,678	$(116,634)	$1,679,481

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2025	2024	2023

	(In thousands)
Cash flows from operating activities
Net income (loss) attributable to G-III Apparel Group, Ltd.	$193,566	$176,168	$(133,061)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of assets and liabilities acquired:
Depreciation and amortization	27,444	27,523	27,762
Loss on disposal of fixed assets	388	102	210
Non-cash operating lease costs	58,485	58,804	54,492
Asset impairments	8,195	6,758	349,686
Equity loss (gain) in unconsolidated affiliates	1,930	5,607	(674)
Change in fair value of equity investment	—	(1,009)	(1,258)
Share-based compensation	28,894	17,164	32,475
Deferred financing charges and debt discount amortization	2,315	7,090	10,239
Extinguishment of deferred financing costs	1,598	—	—
Deferred income taxes	11,981	3,744	(55,147)
Non-cash gain on fair value of prior minority ownership of Karl Lagerfeld	—	—	(27,071)
Changes in operating assets and liabilities:
Accounts receivable, net	(62,389)	112,600	(40,990)
Inventories	42,340	188,919	(163,671)
Income taxes, net	(5,121)	4,331	12,588
Prepaid expenses and other current assets	19,964	3,588	(11,398)
Other assets, net	(1,131)	5,860	1,520
Customer refund liabilities	(4,069)	(5,706)	2,972
Operating lease liabilities	(58,112)	(58,928)	(56,092)
Accounts payable, accrued expenses and other liabilities	50,123	34,967	(107,181)
Net cash provided by (used in) operating activities	316,401	587,582	(104,599)

Cash flows from investing activities
Operating lease assets initial direct costs	(1,772)	(52)	(84)
Investment in equity interest of private companies	(105,591)	(3,600)	(25,000)
Investment in equity securities	—	—	(22,378)
Sale of equity securities	—	—	22,434
Proceeds from sale of assets	729	—	—
Capital expenditures	(41,517)	(24,679)	(21,528)
Acquisition of KLH, net of cash acquired	—	—	(168,592)
Acquisition of other foreign business, net of cash acquired	—	—	(2,810)
Net cash used in investing activities	(148,151)	(28,331)	(217,958)

Cash flows from financing activities
Repayment of borrowings - revolving credit facility	(485,106)	(112,826)	(507,166)
Proceeds from borrowings - revolving credit facility	485,106	32,738	587,254
Repayment of borrowings - foreign facilities	(152,539)	(139,429)	(75,496)
Proceeds from borrowings - foreign facilities	138,979	136,850	83,794
Repayment of borrowings - senior secured notes	(400,000)	—	—
Repayment of borrowings - LVMH Note	—	(125,000)	—
Payment of financing costs	(4,400)	—	—
Purchase of treasury shares	(59,973)	(26,100)	(26,949)
Taxes paid for net share settlements	(7,576)	(10,866)	(9,805)
Net cash provided by (used in) financing activities	(485,509)	(244,633)	51,632

Foreign currency translation adjustments	(9,130)	1,559	(3,407)
Net increase (decrease) in cash and cash equivalents	(326,389)	316,177	(274,332)
Cash and cash equivalents at beginning of year	507,829	191,652	465,984
Cash and cash equivalents at end of year	$181,440	$507,829	$191,652
Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$27,439	$30,237	$44,108
Income tax payments, net	$66,952	$57,856	$38,071
Excise tax liability related to stock repurchases	$636	$—	$—

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2025, 2024 and 2023

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Business Activity and Principles of Consolidation

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, sources, distributes and markets an extensive range of apparel, including outerwear, dresses, sportswear, swimwear, women’s suits and women’s performance wear, as well as women’s handbags, footwear, small leather goods, cold weather accessories and luggage. The Company also operates retail stores and licenses its proprietary brands under several product categories.

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. The Company’s DKNY and Donna Karan business in China is operated by Fabco Holding B.V. (“Fabco”), a Dutch joint venture limited liability company that was 75% owned by the Company through April 16, 2024 and was treated as a consolidated majority-owned subsidiary. Effective April 17, 2024, the Company acquired the remaining 25% interest in Fabco that it did not previously own and, as a result, Fabco began being treated as a wholly-owned subsidiary. AWWG Investments B.V. (“AWWG”) is a Dutch corporation that was 12.1% owned by the Company from May 3, 2024 through July 18, 2024 and was accounted for using the cost method of accounting. Effective July 19, 2024, the Company acquired an additional 6.6% minority interest in AWWG, increasing its total ownership interest to 18.7% and, as a result, AWWG began being accounted for under the equity method of accounting. Karl Lagerfeld Holding B.V. (“KLH”) is a Dutch limited liability company that was 19% owned by the Company through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, the Company acquired the remaining 81% interest in KLH that it did not previously own and, as a result, KLH began being treated as a consolidated wholly-owned subsidiary. KL North America B.V. (“KLNA”) is a Dutch joint venture limited liability company that was 49% owned by the Company and 51% indirectly owned by KLH through May 30, 2022 and was accounted for during that time using the equity method of accounting. Effective May 31, 2022, KLNA became an indirect wholly-owned subsidiary of the Company as a result of the Company’s acquisition of the remaining 81% interest in KLH it did not previously own. The results of KLH are included in the Company’s consolidated financial statements beginning May 31, 2022. All material intercompany balances and transactions have been eliminated.

KLH, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Sonia Rykiel, a Swiss Corporation that is wholly-owned by the Company, Fabco and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included in the financial statements for the year ended or ending closest to the Company’s fiscal year end. For example, with respect to the Company’s results for the year ended January 31, 2025, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included for the year ended December 31, 2024. For the year ended January 31, 2023, the results of KLH, which includes KLNA, are included for the period from May 31, 2022 through December 31, 2022. The results of the Company’s previous 49% ownership interest in KLNA and 19% ownership interest in KLH are included for the period from January 1, 2022 through May 30, 2022. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s year ended January 31, 2025 was a 52-week fiscal year for the retail operations segment. The Company’s year ended January 31, 2024 was a 53-week fiscal year for the retail operations segment.

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

Variable consideration, primarily related to sales discounts and allowances, is estimated based on historical experience, current contractual requirements, specific known events and industry trends. The reserves for variable consideration are recorded as customer refund liabilities. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill is subject to annual impairment tests using a qualitative evaluation or a quantitative test using an income approach through a discounted cash flow analysis methodology. The discounted cash flow approach requires that certain assumptions and estimates be made regarding industry economic factors and future profitability. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Other intangibles with finite lives, including license agreements, trademarks and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 5 to 17 years). Impairment charges, if any, on intangible assets with finite lives are recorded when indicators of impairment are present and the discounted cash flows estimated to be derived from those assets are less than the carrying amounts of the assets. During fiscal 2025, the Company recorded a $7.4 million non-cash impairment charge to fully impair the carrying value of our Sonia Rykiel trademark. During fiscal 2024, the Company recorded a $5.9 million non-cash impairment charge to partially impair the carrying value of our Sonia Rykiel trademark. See Note 7 – Intangible Assets.

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

In fiscal 2025, the Company recorded a $0.8 million impairment charge related to the leasehold improvements and furniture and fixtures at certain retail stores as a result of their performance.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2024, the Company recorded a $1.3 million impairment charge related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain retail stores as a result of their performance.

In fiscal 2023, the Company recorded a $2.7 million impairment charge related to leasehold improvements, furniture and fixtures and operating lease assets at certain retail stores as a result of their performance.

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on de-recognition, classification, interest and penalties and financial statement reporting disclosures. It is also the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, or is required to pay amounts in excess of the liability, or when other facts and circumstances change, the Company’s effective tax rate in a given financial statement period may be materially affected.

11.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. A nominal amount of shares of common stock have been excluded from the diluted net income per share calculation for the year ended January 31, 2025. Approximately 102,000 shares of common stock have been excluded from the diluted net income per share calculation for the year ended January 31, 2024. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued no shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2025, 2024 and 2023, respectively. Instead, the Company re-issued 368,877, 610,631 and 387,792 treasury shares in connection with the vesting of equity awards in fiscal 2025, 2024 and 2023, respectively.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income (loss) per share:

	Year Ended January 31,
	2025	2024	2023

	(In thousands, except share and per share amounts)
Net income (loss) attributable to G-III Apparel Group, Ltd.	$193,566	$176,168	$(133,061)
Basic net income (loss) per share:
Basic common shares	44,450	45,859	47,653
Basic net income (loss) per share	$4.35	$3.84	$(2.79)

Diluted net income (loss) per share:
Basic common shares	44,450	45,859	47,653
Dilutive restricted stock unit awards and stock options	1,666	1,141	—
Diluted common shares	46,116	47,000	47,653
Diluted net income (loss) per share	$4.20	$3.75	$(2.79)

12.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their grant date fair values.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock units (“RSUs”) are time based awards that do not have market or performance conditions and generally (i) cliff vest after three years or (ii) vest over a three year period. Performance stock units (“PSUs”) granted to executives beginning in fiscal 2020 vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. The PSUs granted in fiscal 2020 are also subject to a lock up period that prevents the sale, contract to sell or transfer of shares for two years subsequent to the date of vesting. Special performance stock units (“SPSUs”) were granted to Morris Goldfarb, the Company’s Chairman and Chief Executive Officer, in fiscal 2024 under the terms of his new employment agreement and may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved. These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award. RSUs and employee stock options are expensed on a straight-line basis. PSUs are expensed under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals. SPSUs are expensed under the accelerated attribution method.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $171.6 million, $175.6 million and $187.6 million for the years ended January 31, 2025, 2024 and 2023, respectively.

15.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements is expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $145.4 million, $121.7 million and $131.6 million for the years ended January 31, 2025, 2024 and 2023, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $3.6 million and $7.3 million at January 31, 2025 and 2024, respectively.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2025	2024	2025	2024

		(In thousands)
Secured Notes	1	$—	$400,000	$—	$401,080
Unsecured loans	2	6,159	8,791	6,159	8,791
Overdraft facilities	2	—	2,651	—	2,651
Foreign credit facilities	2	—	8,939	—	8,939

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2025, the Company recorded a $0.8 million impairment charge primarily related to leasehold improvements and furniture and fixtures at certain retail stores as a result of their performance. During fiscal 2024, the Company recorded a $1.3 million impairment charge primarily related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain retail stores as a result of their performance. During fiscal 2023, the Company recorded a $2.7 million impairment charge related to leasehold improvements, furniture and fixtures and operating lease assets at certain retail stores as a result of their performance.

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

19.  Effects of Recently Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The ASU expands the scope and frequency of segment disclosures and introduces the concept of a “significant expense principle,” which requires entities to disclose significant expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of a segment’s profit or loss. The ASU also changes current

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements by allowing entities to report multiple measures of a segment’s profit or loss, provided the reported measures are used by the CODM to assess performance and allocate resources and that the measure closest to GAAP is also provided. Finally, the ASU requires all segment profit or loss and assets disclosures to be provided on both an annual and interim basis and requires entities to disclose the title and position of the individual identified as the CODM. The Company adopted ASU 2023-07 retrospectively for the annual periods presented in the financial statements during the year ended January 31, 2025. The adoption of this standard resulted in additional disclosures for segment reporting. See Note 14 – Segments for further details on the adoption of ASU 2023-07.

Accounting Guidance Issued Being Evaluated for Adoption

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

The liability recorded in connection with variable consideration, primarily related to sales discounts and allowances but excluding cooperative advertising, has been classified as a current liability under “customer refund liabilities” on the consolidated balance sheets. The Company classifies cooperative advertising as a reduction of net sales in the consolidated statements of operations and comprehensive income (loss). Costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold.

Disaggregation of Revenue

In accordance with ASC 606, the Company discloses its revenues by segment. Each segment presents its own characteristics with respect to the timing of revenue recognition and the type of customer. In addition, disaggregating revenues using a segment basis is consistent with how the Company’s Chief Operating Decision Maker manages the Company. The Company has identified the wholesale operations segment and the retail operations segment as distinct sources of revenue.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. As of January 31, 2025, revenues from license agreements represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through Company operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather businesses. Retail stores primarily consist of DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Variable consideration, primarily related to sales discounts and allowances, is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2025 and 2024, customer refund liabilities amounted to $80.0 million and $84.1 million, respectively. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. In some of its retail concepts, the Company also offers a limited loyalty program where customers accumulate points redeemable for cash discount certificates that expire 90 days after issuance. Total contract liabilities were $5.9 million and $5.2 million at January 31, 2025 and 2024, respectively. The Company recognized $4.1 million in revenue for the year ended January 31, 2025 which related to contract liabilities that existed at January 31, 2024. There were no contract assets recorded as of January 31, 2025 and January 31, 2024. Substantially all of the advance payments from licenses as of January 31, 2025 are expected to be recognized as revenue within the next twelve months.

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

The Company’s accounts receivable and allowance for doubtful accounts as of January 31, 2025 and 2024 were:

	January 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$631,463	$877	$632,340
Allowance for doubtful accounts	(7,520)	(68)	(7,588)
Accounts receivable, net	$623,943	$809	$624,752

	January 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$563,130	$704	$563,834
Allowance for doubtful accounts	(1,408)	(63)	(1,471)
Accounts receivable, net	$561,722	$641	$562,363

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

During the year ended January 31, 2025, the Company recorded a $6.4 million increase in its allowance for doubtful accounts primarily due to the bankruptcy of certain customers within the Company’s wholesale operations segment, including Hudson’s Bay Company. During the year ended January 31, 2024, accounts receivable balances of $16.7 million were deemed uncollectable and written off against the allowance primarily due to the bankruptcy of certain department store customers. The Company had the following activity in its allowance for credit losses:

	January 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses	(6,160)	(5)	(6,165)
Accounts written off as uncollectible	48	—	48
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)

	January 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2023	$(18,237)	$(60)	$(18,297)
Provision for credit losses	166	(3)	163
Accounts written off as uncollectible	16,663	—	16,663
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $13.2 million and $16.5 million at January 31, 2025 and 2024, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2025 and 2024.

Inventory held on consignment by the Company’s customers totaled $5.9 million and $6.6 million at January 31, 2025 and 2024, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its consolidated balance sheets.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
	Estimated life	2025	2024

		(In thousands)
Machinery and equipment	5 years	$2,263	$2,586
Leasehold improvements	3-13 years	92,516	91,329
Furniture and fixtures	3-5 years	148,789	134,540
Computer equipment and software	2-5 years	71,779	59,957
		315,347	288,412
Less: accumulated depreciation		(246,029)	(233,328)
		$69,318	$55,084

Depreciation expense was $22.2 million, $22.0 million and $23.5 million for the years ended January 31, 2025, 2024 and 2023, respectively. For the year ended January 31, 2025, the Company recorded a $0.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain retail stores as a result of their performance. For the year ended January 31, 2024, the Company recorded a $0.8 million impairment charge related to leasehold improvements, computer hardware and furniture and fixtures at certain retail stores as a result of their performance. For the year ended January 31, 2023, the Company recorded a $1.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain retail stores as a result of their performance.

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

The Company’s operating lease assets and liabilities as of January 31, 2025 and 2024 consist of the following:

Leases	Classification	January 31, 2025	January 31, 2024

		(In thousands)
Assets
Operating	Operating lease assets	$255,180	$216,886
Total lease assets		$255,180	$216,886

Liabilities
Current operating	Current operating lease liabilities	$50,268	$56,587
Noncurrent operating	Noncurrent operating lease liabilities	221,257	178,247
Total lease liabilities		$271,525	$234,834

During fiscal 2024, the Company recorded a $0.3 million impairment charge related to the operating lease assets at certain retail stores as a result of their performance. During fiscal 2023, the Company recorded a $0.7 million impairment charge related to the operating lease assets at certain retail stores as a result of their performance. The Company determines the fair value of operating lease assets by discounting the estimated market rental rates over the remaining term of the lease.

The Company’s leases do not provide the rate of interest implicit in the lease. Therefore, the Company uses its incremental borrowing rate based on the information available at commencement date of each lease in determining the present value of lease payments.

The Company’s operating lease assets and operating lease liabilities increased during fiscal 2025 primarily due to the renewal of the Company’s corporate office lease. The Company recorded lease costs of $74.4 million, $73.5 million and $64.9 million during the years ended January 31, 2025, 2024 and 2023, respectively. Lease costs are recorded within

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recorded variable lease costs and short-term lease costs of $19.8 million, $24.1 million and $17.1 million for the years ended January 31, 2025, 2024 and 2023, respectively. Short-term lease costs are immaterial.

As of January 31, 2024, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2030 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2026	$67,190
2027	57,550
2028	48,135
2029	39,159
2030	27,004
After 2030	98,669
Total lease payments	$337,707
Less: Interest	66,182
Present value of lease liabilities	$271,525

As of January 31, 2025, there are no material leases that are legally binding but have not yet commenced.

As of January 31, 2025, the weighted average remaining lease term related to operating leases is 6.7 years. The weighted average discount rate related to operating leases is 6.6%.

Cash paid for amounts included in the measurement of operating lease liabilities is $76.3 million and $76.7 million as of January 31, 2025 and 2024, respectively. Right-of-use assets obtained in exchange for lease obligations were $111.5 million and $35.0 million during the years ended January 31, 2025 and 2024, respectively.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

January 31, 2025	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$18,765	$(18,057)	$708
Customer relationships	15-17 years	52,198	(28,601)	23,597
Other	5-10 years	5,833	(3,045)	2,788
Total finite-lived intangible assets		$76,796	$(49,703)	$27,093
Indefinite-lived intangible assets
Trademarks				608,913
Total indefinite-lived intangible assets				608,913
Total intangible assets, net				$636,006

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2024	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,152	$(17,930)	$1,222
Customer relationships	15-17 years	52,592	(25,903)	26,689
Other	5-10 years	9,496	(5,731)	3,765
Total finite-lived intangible assets		$81,240	$(49,564)	$31,676
Indefinite-lived intangible assets
Trademarks				630,333
Total indefinite-lived intangible assets				630,333
Total intangible assets, net				$662,009

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $5.2 million, $5.4 million and $3.9 million for the years ended January 31, 2025, 2024 and 2023, respectively.

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2026	$3,904
2027	3,651
2028	3,313
2029	3,234
2030	3,187

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Goodwill

There was no goodwill recognized during the year ended January 31, 2025 or January 31, 2024.

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

The carrying value of the Company’s goodwill was fully impaired in fiscal 2023 as a result of our annual impairment test. There was no new goodwill recognized in fiscal 2024 or fiscal 2025.

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

Fiscal 2025 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks as of January 31, 2025 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. The Company’s fiscal 2025 testing determined that the fair value of each of its indefinite-lived intangible assets substantially exceeded its carrying value except for its Sonia Rykiel trademark. As a result of the fiscal 2025 annual impairment test, the Company recorded a $7.4 million non-cash impairment charge during its fourth quarter of fiscal 2025 to fully impair the carrying value of its Sonia Rykiel trademark, which was included in asset impairments in the Company’s consolidated statements of operations and comprehensive income (loss). This impairment charge was recorded to the Company’s wholesale operations segment.

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

The fair value of the Company’s indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

NOTE 8 — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2025	January 31, 2024

	(in thousands)
Secured Notes	$—	$400,000
Unsecured loans	6,159	8,791
Overdraft facilities	—	2,651
Foreign credit facilities	—	8,939
Subtotal	6,159	420,381
Less: Net debt issuance costs (1)	—	(2,548)
Debt discount	—	—
Current portion of long-term debt	(3,114)	(15,026)
Total	$3,045	$402,807
(1)	Does not include the debt issuance costs, net of amortization, totaling $5.4 million and $2.4 million as of January 31, 2025 and 2024, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in assets in the accompanying consolidated balance sheets in accordance with ASC 835.

Senior Secured Notes

The Company had previously completed a private debt offering of $400.0 million aggregate principal amount of the Notes.

In August 2024, the Company used cash on hand and borrowings from its revolving credit facility to make a $400.7 million payment to voluntarily redeem the entire $400.0 million principal amount of the Notes at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest. At the date of redemption, the Company had unamortized debt issuance costs of $1.6 million associated with the Notes. These debt issuance costs were fully extinguished and charged to interest expense in the Company’s results of operations.

Third Amended and Restated ABL Credit Agreement

On June 4, 2024, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the third amended and restated credit agreement (the “Third ABL Credit Agreement”) with the lenders named therein and with JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Credit Agreement is a five-year senior secured asset-based revolving credit facility providing for borrowings in an aggregate principal amount of up to $700.0 million. The Company and certain of its wholly-owned domestic subsidiaries, as well as G-III Apparel Canada ULC (collectively, the “Guarantors”), are guarantors under the Third ABL Credit Agreement.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Third ABL Credit Agreement amends and restates the Second Amended Credit Agreement, dated as of August 7, 2020 (as amended, supplemented or otherwise modified from time to time prior to June 4, 2024, the “Second Credit Agreement”), by and among the Borrowers and the Guarantors, the lenders from time-to-time party thereto, and JPMorgan Chase Bank, N.A., in its capacity as the administrative agent thereunder. The Second Credit Agreement provided for borrowings of up to $650.0 million and was due to expire on August 7, 2025. The Third ABL Credit Agreement extends the maturity date to June 2029, subject to a springing maturity date as defined within the credit agreement.

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of January 31, 2025, interest under the Third ABL Credit Agreement was being paid at an average rate of 6.51% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2025, the Company was in compliance with these covenants.

As of January 31, 2025, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2025, there were outstanding trade and standby letters of credit amounting to $0.3 million and $2.6 million, respectively.

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

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business while other loans are European state backed loans as part of COVID-19 relief programs. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2025, the Company had an aggregate outstanding balance of €5.9 million ($6.2 million) under these unsecured loans.

Overdraft Facilities

During fiscal 2021 and 2025, certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. As part of a COVID-19 relief program, certain of the Company’s foreign entities entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2025, the Company had no borrowings drawn under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of January 31, 2025, the Company had no borrowings drawn under these credit facilities.

Future Debt Maturities

As of January 31, 2025, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2030 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2026	$3,114
2027	1,694
2028	687
2029	508
2030 and thereafter	156

Accrued expenses

Accrued expenses consist of the following:

	January 31, 2025	January 31, 2024

	(in thousands)
Accrued bonuses	$38,600	$38,298
Accrued royalty expense	30,360	20,905
Other accrued expenses	68,828	81,332
Total	$137,788	$140,535

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2025	2024	2023

	(In thousands)
Current
Federal	$42,301	$42,376	$27,982
State and city	10,191	9,768	8,278
Foreign	12,093	9,971	14,647
	64,585	62,115	50,907
Deferred
Federal	9,215	6,469	(50,764)
State and city	688	878	(4,457)
Foreign	2,078	(3,603)	526
	11,981	3,744	(54,695)
Income tax expense (benefit)	$76,566	$65,859	$(3,788)
Income (loss) before income taxes
United States	$218,963	$218,528	$(106,086)
Non-United States	50,896	22,071	(32,084)
	$269,859	$240,599	$(138,170)

Effective January 1, 2018, the Tax Cuts and Jobs Act (“TCJA”) subjects a U.S. parent company to current tax on its global intangible low-taxed income (“GILTI”). For fiscal 2025, the Company has elected to treat the tax effect of GILTI as a current period expense.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax liabilities at January 31, 2025 and 2024 are summarized as follows:

	2025	2024

	(In thousands)
Deferred income tax assets:
Compensation	$3,696	$3,444
Inventory	12,036	13,756
Provision for bad debts and sales allowances	12,775	11,918
Supplemental employee retirement plan	959	792
Net operating loss	40,480	40,183
Operating lease liability	63,715	52,341
Foreign tax credit carryforward	6,050	5,594
Section 174 R&D amortization	1,338	1,016
Other	6,158	4,919
Gross deferred income tax assets	147,207	133,963
Less: valuation allowance	(46,361)	(39,140)
Net deferred income tax assets	100,846	94,823
Deferred income tax liabilities:
Depreciation and amortization	(19,737)	(15,821)
Intangibles	(49,237)	(51,071)
Operating lease asset	(57,881)	(46,546)
Prepaid expenses and other	(1,807)	(2,149)
Other	(4,828)	(2,724)
Total deferred income tax liabilities	(133,490)	(118,311)
Net deferred income tax liabilities	$(32,644)	$(23,488)

The Company intends to indefinitely reinvest substantially all of the undistributed earnings of its foreign subsidiaries. The total undistributed earnings of the Company’s foreign subsidiaries that are considered to be indefinitely reinvested were approximately $200 million as of January 31, 2025. Upon distribution of these earnings in the form of dividends or otherwise, the Company does not anticipate any material tax costs. As such, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of these undistributed foreign earnings.

On December 12, 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups, and is effective for fiscal 2025. While these rules did not have a material impact on the Company’s effective tax rate or financial results for fiscal 2025, the Company continues to monitor its operations and evolving tax legislation in the jurisdictions in which it operates.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2025	2024	2023
Provision for Federal income taxes at the statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of Federal tax benefit	3.2	3.7	(2.1)
Permanent differences	3.3	2.8	(2.1)
U.S. tax on foreign earnings	2.3	1.8	(6.0)
Foreign tax rate differential and other foreign adjustments	(1.0)	1.0	1.2
Foreign tax credit	(3.7)	(2.9)	7.9
Valuation allowance	2.7	0.4	(3.1)
Goodwill impairment	—	—	(17.3)
Non-taxable capital gain	—	—	5.1
Other, net	0.6	(0.4)	(1.9)
Actual provision for income taxes	28.4%	27.4%	2.7%

The Company’s effective tax rate increased to 28.4% in fiscal 2025 compared to 27.4% in fiscal 2024. This increase in the Company’s effective tax rate is primarily due to the impact of permanent tax adjustments on the annual effective tax rate, offset by a reduction in unrecognized income tax benefits related to the Company’s foreign exposures. The Company’s effective tax rate increased to 27.4% in fiscal 2024 compared to 2.7% in fiscal 2023. This increase in the Company’s effective tax rate is primarily the result of the Company’s charges related to goodwill impairment of $347.2 million which significantly decreased pretax book income in relation to its tax expense in fiscal 2023, as well as operating losses generated in certain foreign jurisdictions during fiscal 2024 that are not expected to be realized.

At January 31, 2025, the Company had state net operating loss carryforwards of $3.6 million, of which $1.8 million carryforward indefinitely and the remainder primarily expires in 2036 through 2041. In addition, the Company had foreign net operating loss carryforwards of $36.9 million, with most jurisdictions having indefinite carryforward periods. At January 31, 2025, the Company also has federal foreign tax credit carryforwards of $6.1 million, which expire in 2029 through 2035.

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. During the year ended January 31, 2025, the Company recorded an increase to its valuation allowance of $7.2 million against its deferred tax assets, of which $0.4 million related to an increase in the Company’s deferred tax assets and related valuation allowance for excess foreign tax credits, $1.5 million related to a net increase in the Company’s deferred tax assets and related valuation allowance for standalone state tax losses and foreign losses and $5.3 million related to an increase in the Company’s valuation allowance for foreign losses not expected to be utilized.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2025	2024	2023

	(In thousands)
Balance at February 1,	$4,241	$3,582	$2,442
Additions based on tax positions related to the current year	62	57	245
Additions for tax positions of prior years	54	1,015	895
Reductions for tax positions of prior years	(45)	(413)	—
Settlements	(727)	—	—
Lapses of statutes of limitations	(1,325)	—	—
Balance at January 31,	$2,260	$4,241	$3,582

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2025, there was a decrease in the unrecognized tax position reserve of $2.0 million related to state, local and foreign income tax return filings.

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

Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2019 and forward. The Company is currently under audit by New York for fiscal years 2019 through 2023 and France for fiscal years 2019 through 2021. The Company does not expect a material reduction in its unrecognized income tax benefits, prior to any annual increase, during the next twelve months.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $154.8 million, $154.2 million and $162.9 million for the years ended January 31, 2025, 2024 and 2023, respectively. Contractual advertising expense, which is included in selling, general and administrative expenses and is normally based on a percentage of net sales associated with certain license agreements, was $29.6 million, $36.7 million and $45.2 million for the years ended January 31, 2025,

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2024 and 2023, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2026	103,218
2027	67,103
2028	42,561
2029	24,028
2030	12,517
Thereafter	1,558
$250,985

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

During fiscal 2025, pursuant to this program, the Company acquired 2,209,832 shares of its common stock for an aggregate purchase price of $60.0 million. During fiscal 2024, pursuant to this program, the Company acquired 1,598,568 shares of its common stock for an aggregate purchase price of $26.1 million. During fiscal 2023, pursuant to this program, the Company acquired 1,587,581 shares of its common stock for an aggregate purchase price of $26.9 million. As of January 31, 2025, The Company had 7,790,168 authorized shares remaining under this program.

Long-Term Incentive Plan

On October 10, 2023, the Company’s shareholders approved the 2023 Long-Term Incentive Plan (the “2023 Plan”), which replaced the Company’s Amended and Restated 2015 Long-Term Incentive Plan (the “2015 Plan”). The 2023 Plan authorizes the issuance of 2.8 million shares. Shares available under the 2015 Plan, which would otherwise have expired on June 9, 2025, were not carried over into the 2023 Plan and no further grants will be made under the 2015 Plan. Outstanding awards issued prior to August 18, 2023 continue to remain subject to the terms of the 2015 Plan. As of January 31, 2025, the Company had 1,554,515 shares available for grant under the 2023 Plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees.

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

Restricted Stock Units and Performance Stock Units

	Restricted Stock Units		Performance Stock Units
		Weighted Average		Weighted Average
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Unvested as of January 31, 2022	1,516,149	$15.48	517,108	$34.20
Granted	1,076,509	$26.88	308,317	$31.42
Vested	(656,814)	$29.11	(78,998)	$35.77
Cancelled	(17,599)	$31.21	(261,898)	$35.60
Unvested as of January 31, 2023	1,918,245	$17.07	484,529	$31.41
Granted	572,147	$16.47	1,030,381	$21.15
Vested	(1,153,872)	$10.61	—	$—
Cancelled	(43,445)	$23.39	—	$—
Unvested as of January 31, 2024	1,293,075	$22.35	1,514,910	$24.44
Granted	437,037	$28.67	373,524	$28.80
Vested	(370,085)	$28.94	(264,322)	$31.43
Cancelled	(30,970)	$22.80	—	$—
Unvested as of January 31, 2025	1,329,057	$22.59	1,624,112	$24.45

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

Performance Stock Units

Performance stock units consist of PSUs and SPSUs.

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

The Company recognized $28.9 million, $17.2 million and $32.5 million in share-based compensation expense for the years ended January 31, 2025, 2024 and 2023 respectively, related to restricted stock unit grants. At January 31, 2025, 2024 and 2023, unrecognized costs related to the restricted stock units totaled $33.5 million, $32.8 million and $20.8 million, respectively. The total fair value of awards for which restrictions lapsed was $18.0 million, $23.0 million and $20.4 million as of January 31, 2025, 2024 and 2023, respectively.

Stock Options

	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock options outstanding at beginning of year	—	$—	—	$—	10,000	$18.11
Exercised	—	$—	—	$—	—	$—
Granted	—	$—	—	$—	—	$—
Cancelled or forfeited	—	$—	—	$—	(10,000)	$18.11
Stock options outstanding at end of year	—	$—	—	$—	—	$—
Exercisable	—	$—	—	$—	—	$—

NOTE 12 — CONCENTRATION

Three customers in the wholesale operations segment accounted for approximately 18.0%, 13.2% and 12.6%, respectively, of the Company’s net sales for the year ended January 31, 2025. Three customers in the wholesale operations segment accounted for approximately 19.2%, 13.6% and 10.1%, respectively, of the Company’s net sales for the year ended January 31, 2024. Two customers in the wholesale operations segment accounted for approximately 21.6% and 15.4%, respectively, of the Company’s net sales for the year ended January 31, 2023. Four customers in the wholesale operations segment accounted for approximately 17.0%, 14.9%, 13.2% and 11.5% respectively, of the Company’s net accounts receivable as of January 31, 2025. Three customers in the wholesale operations segment accounted for approximately 21.4%, 13.3%, and 12.2%, respectively, of the Company’s net accounts receivable as of January 31, 2024.

NOTE 13 — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “GIII Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $4.7 million, $4.3 million and $4.0 million for the years ended January 31, 2025, 2024 and 2023, respectively.

NOTE 14 — SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned brands. The retail operations segment consists primarily of direct sales to consumers through Company operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

The Company determines its operating segments based on how the chief operating decision maker (“CODM”) views and analyzes each segment’s operations and performance. The Company’s CODM is its Chief Executive Officer. The CODM utilizes operating profit or loss as the measure of segment profit or loss. The CODM uses operating profit or loss to determine resource allocation and operational decisions for matters including, but not limited to, compensation, advertising and facilities needs.

All historical financial segment information has been recast to conform to the new disclosure requirements under ASU 2023-07.

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2025
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,083,749	$166,464	$(69,417)	$3,180,796
Cost of goods sold	1,869,199	82,488	(69,417)	1,882,270
Gross profit	1,214,550	83,976	—	1,298,526
Selling, general and administrative expenses:
Compensation	374,896	31,606	—	406,502
Facility fees	206,387	32,830	—	239,217
Advertising	132,381	14,424	—	146,805
Other segment items(2)	162,675	14,613	—	177,288
Total selling, general and administrative expenses	876,339	93,473	—	969,812
Depreciation and amortization	22,951	4,493	—	27,444
Asset impairments	8,195	—	—	8,195
Operating profit (loss)	$307,065	$(13,990)	$—	$293,075

	January 31, 2024
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,009,614	$148,428	$(59,800)	$3,098,242
Cost of goods sold	1,839,183	77,012	(59,800)	1,856,395
Gross profit	1,170,431	71,416	—	1,241,847
Selling, general and administrative expenses:
Compensation	353,380	35,364	—	388,744
Facility fees	207,055	35,943	—	242,998
Advertising	111,109	11,456	—	122,565
Other segment items(2)	155,377	14,539	—	169,916
Total selling, general and administrative expenses	826,921	97,302	—	924,223
Depreciation and amortization	22,505	5,018	—	27,523
Asset impairments	7,140	(382)	—	6,758
Operating profit (loss)	$313,865	$(30,522)	$—	$283,343

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2023
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,160,025	$137,231	$(70,528)	$3,226,728
Cost of goods sold	2,127,318	68,801	(70,528)	2,125,591
Gross profit	1,032,707	68,430	—	1,101,137
Selling, general and administrative expenses:
Compensation	284,454	35,146	—	319,600
Facility fees	204,092	37,403	—	241,495
Advertising	121,321	10,244	—	131,565
Other segment items(2)	126,953	13,538	—	140,491
Total selling, general and administrative expenses	736,820	96,331	—	833,151
Depreciation and amortization	23,980	3,782	—	27,762
Asset impairments	347,722	1,964	—	349,686
Operating profit (loss)	$(75,815)	$(33,647)	$—	$(109,462)
(1)	Represents intersegment sales to the Company’s retail operations segment.
(2)	Other segment items include design and product development costs, professional fees, office expenses, freight and packaging and other selling, general and administrative expenses.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	January 31,
	2025	2024	2023

	(In thousands)
Licensed brands	$1,525,658	$1,653,259	$1,891,522
Proprietary brands	1,558,091	1,356,355	1,268,503
Wholesale net sales(1)	$3,083,749	$3,009,614	$3,160,025

Licensed brands	$—	$—	$—
Proprietary brands	166,464	148,428	137,231
Retail net sales	$166,464	$148,428	$137,231
(1)	As of May 31, 2022, the Company acquired the remaining interests in KLH (Karl Lagerfeld branded product) that it did not already own. Net sales of Karl Lagerfeld product were included in licensed brands net sales of the wholesale operations segment through May 31, 2022. Subsequent to May 31, 2022, net sales of Karl Lagerfeld product are included in proprietary brands net sales of the wholesale operations segment.

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2025	2024

	(In thousands)
Wholesale	$1,508,111	$1,562,203
Retail	97,226	104,272
Corporate	877,897	1,014,689
Total Assets	$2,483,234	$2,681,164

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total net sales and long-lived assets by geographic region are as follows:

	2025		2024		2023
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,461,443	$685,110	$2,400,191	$605,548	$2,609,710	$633,799
Non-United States	719,353	462,770	698,051	415,298	617,018	426,106
	$3,180,796	$1,147,880	$3,098,242	$1,020,846	$3,226,728	$1,059,905

Capital expenditures for locations outside of the United States totaled $18.1 million, $15.0 million and $10.5 million for the years ended January 31, 2025, 2024 and 2023, respectively.

NOTE 15 — EQUITY INVESTMENTS

Investment in AWWG

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

Prior to the additional investment made in July 2024, the Company accounted for its investment in AWWG using the cost method of accounting and the investment was classified in other assets, net in the Company’s consolidated balance sheet. As of the date of the additional investment made in July 2024, the Company determined it has significant influence in accordance with ASC 323 primarily through its increased ownership interest, representation on AWWG’s board of directors and the audit committee of the board of directors, its strategic partnership with AWWG, material intra-entity transactions with AWWG and regular access to AWWG’s financial information. As a result, the Company converted the accounting for the investment from the cost method of accounting to the equity method of accounting. The investment is classified in investments in unconsolidated affiliates in the Company’s consolidated balance sheet as of January 31, 2025.

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

NOTE 16 — RELATED PARTY TRANSACTIONS

Transactions with AWWG

In fiscal 2025, the Company acquired an 18.7% ownership interest in AWWG and is considered a related party of AWWG (see Note 15). The Company entered into an agreement for AWWG to be the agent for the Company’s DKNY, Donna Karan and Karl Lagerfeld brands in Spain and Portugal. In connection with this agreement, the Company incurred commission, service and other fee expense of $1.7 million for the year ended January 31, 2025. As of January 31, 2025, the Company had payables of $1.2 million due to AWWG.

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

Transactions with E-Commerce Retailer

In fiscal 2023, the Company made a $25.0 million investment in an e-commerce retailer. In fiscal 2025, the Company made an additional $0.8 million investment in the same e-commerce retailer. The Company’s Chief Executive Officer and Executive Vice President indirectly own 1.4% of the e-commerce retailer through their ownership in a private investment partnership. The Company had no material transactions with the e-commerce retailer during the fiscal years ended January 31, 2025, 2024 and 2023.

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

NOTE 17 — FABCO

On April 17, 2024, the Company acquired from Amlon Capital B.V. (“Amlon”) the remaining 25% interest in Fabco that it did not previously own for $0.2 million. Additionally, at the date of the transaction, there were $1.2 million of payables due from Fabco to Amlon. As settlement of a portion of the outstanding payables, the Company issued a non-interest bearing promissory note to Amlon in the principal amount of $0.6 million of which $0.4 million of the principal amount is due and payable on April 17, 2025 and $0.2 million of the principal amount is due and payable on April 17, 2026. The promissory note is classified in notes payable in the Company’s consolidated balance sheet as of January 31, 2025. The remaining $0.6 million of payables due to Amlon was forgiven, resulting in the Company recognizing a gain of $0.6 million within other income (loss) in the Company’s consolidated statements of operations and comprehensive income (loss).

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the Company controlled Fabco prior to this transaction and continues to control Fabco after the transaction, the Company accounted for the change in its ownership interest in Fabco as an equity transaction, which was reflected as a reduction of the noncontrolling interest with a corresponding decrease to additional paid in capital as a result of losses incurred by Fabco. No gain or loss was recognized in the Company’s consolidated statements of operations and comprehensive income (loss) as a result of this transaction.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2025, 2024 and 2023

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions (1)	Period

	(In thousands)
Year ended January 31, 2025
Deducted from asset accounts
Allowance for doubtful accounts	$1,471	$6,165	$48	$7,588
Reserve for returns	29,310	24,849	30,912	23,247
Reserve for sales allowances (2)	54,744	161,467	159,473	56,738
	$85,525	$192,481	$190,433	$87,573
Year ended January 31, 2024
Deducted from asset accounts
Allowance for doubtful accounts	$18,297	$(163)	$16,663	$1,471
Reserve for returns	30,610	32,022	33,322	29,310
Reserve for sales allowances (2)	59,150	173,120	177,526	54,744
	$108,057	$204,979	$227,511	$85,525
Year ended January 31, 2023
Deducted from asset accounts
Allowance for doubtful accounts	$17,391	$978	$72	$18,297
Reserve for returns	30,821	31,944	32,155	30,610
Reserve for sales allowances (2)	55,967	155,388	152,205	59,150
	$104,179	$188,310	$184,432	$108,057

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note 1 in the accompanying notes to consolidated financial statements for a description of sales allowances.

S-1