Form 10-Q
period 2025-04-30
G III APPAREL GROUP LTD /DE/
filed 2025-06-06
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2025

or

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

As of June 3, 2025, there were 43,305,811 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$257,785	$508,434	$181,440
Accounts receivable, net of allowance for doubtful accounts of $10,189, $1,195 and $7,588, respectively	481,056	473,186	624,752
Inventories	456,482	479,671	478,086
Prepaid income taxes	5,031	19,080	2,487
Prepaid expenses and other current assets	50,711	68,143	48,589
Total current assets	1,251,065	1,548,514	1,335,354
Investments in unconsolidated affiliates	111,182	22,007	105,360
Property and equipment, net	72,819	60,588	69,318
Operating lease assets	253,884	209,199	255,180
Other assets, net	66,307	44,875	66,577
Other intangibles, net	26,475	29,653	27,093
Deferred income tax assets, net	15,482	25,581	15,439
Trademarks	618,659	624,982	608,913
Total assets	$2,415,873	$2,565,399	$2,483,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$11,959	$23,664	$3,114
Accounts payable	200,721	158,652	228,154
Accrued expenses	100,486	103,854	137,788
Customer refund liabilities	59,811	59,865	79,985
Current operating lease liabilities	49,687	55,990	50,268
Income tax payable	10,189	5,899	10,686
Other current liabilities	703	141	495
Total current liabilities	433,556	408,065	510,490
Notes payable, net of discount and unamortized issuance costs	6,783	402,687	3,045
Deferred income tax liabilities, net	50,121	48,152	48,083
Noncurrent operating lease liabilities	220,235	168,462	221,257
Other noncurrent liabilities	21,084	20,686	20,878
Total liabilities	731,779	1,048,052	803,753

Redeemable noncontrolling interests	—	(2,528)	—

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	463,225	450,844	467,692
Accumulated other comprehensive loss	(9,402)	(10,090)	(25,519)
Retained earnings	1,361,437	1,165,914	1,353,678
Common stock held in treasury, at cost - 6,102, 4,430 and 5,509 shares, respectively	(131,430)	(87,057)	(116,634)
Total stockholders' equity	1,684,094	1,519,875	1,679,481
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,415,873	$2,565,399	$2,483,234

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended April 30,
	2025	2024

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$583,609	$609,747
Cost of goods sold	337,065	350,854
Gross profit	246,544	258,893
Selling, general and administrative expenses	231,495	236,621
Depreciation and amortization	6,573	8,768
Operating profit	8,476	13,504
Other income (loss)	3,462	(223)
Interest and financing charges, net	(461)	(5,424)
Income before income taxes	11,477	7,857
Income tax expense	3,718	2,305
Net income	7,759	5,552
Less: loss attributable to noncontrolling interests	—	(250)
Net income attributable to G-III Apparel Group, Ltd.	$7,759	$5,802

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.18	$0.13
Weighted average number of shares outstanding	43,748	45,484

Diluted:
Net income per common share	$0.17	$0.12
Weighted average number of shares outstanding	45,385	46,734

Net income	$7,759	$5,552
Other comprehensive income (loss):
Foreign currency translation adjustments	16,117	(6,883)
Other comprehensive income (loss)	16,117	(6,883)
Comprehensive income (loss)	$23,876	$(1,331)
Comprehensive loss attributable to noncontrolling interests:
Net loss	—	(250)
Foreign currency translation adjustments	—	—
Comprehensive loss attributable to noncontrolling interests	—	(250)
Comprehensive income (loss) attributable to G-III Apparel Group, Ltd.	$23,876	$(1,581)

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Loss	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of January 31, 2025	$264	$467,692	$(25,519)	$1,353,678	$(116,634)	$1,679,481
Equity awards vested, net	—	(5,043)	—	—	5,043	—
Share-based compensation expense	—	5,520	—	—	—	5,520
Taxes paid for net share settlements	—	(4,944)	—	—	—	(4,944)
Other comprehensive income, net	—	—	16,117	—	—	16,117
Repurchases of common stock	—	—	—	—	(19,701)	(19,701)
Excise tax on stock repurchases	—	—	—	—	(138)	(138)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	7,759	—	7,759
Balance as of April 30, 2025	$264	$463,225	$(9,402)	$1,361,437	$(131,430)	$1,684,094

Balance as of January 31, 2024	$264	$458,841	$(3,207)	$1,160,112	$(65,750)	$1,550,260
Equity awards vested, net	—	(7,043)	—	—	7,043	—
Share-based compensation expense	—	6,580	—	—	—	6,580
Taxes paid for net share settlements	—	(7,534)	—	—	—	(7,534)
Other comprehensive loss, net	—	—	(6,883)	—	—	(6,883)
Repurchases of common stock	—	—	—	—	(28,350)	(28,350)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	5,802	—	5,802
Balance as of April 30, 2024	$264	$450,844	$(10,090)	$1,165,914	$(87,057)	$1,519,875

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2025	2024

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$7,759	$5,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,573	8,768
Loss on disposal of fixed assets	147	6
Non-cash operating lease costs	14,002	13,899
Equity (gain) loss in unconsolidated affiliates	(1,590)	893
Share-based compensation	5,520	6,580
Deferred financing charges and debt discount amortization	313	823
Deferred income taxes	1,995	(917)
Changes in operating assets and liabilities:
Accounts receivable, net	143,696	89,177
Inventories	21,604	40,755
Income taxes, net	(3,041)	(26,501)
Prepaid expenses and other current assets	(1,576)	(61)
Other assets, net	542	(487)
Customer refund liabilities	(20,174)	(24,189)
Operating lease liabilities	(14,345)	(14,892)
Accounts payable, accrued expenses and other liabilities	(67,627)	(54,165)
Net cash provided by operating activities	93,798	45,491

Cash flows from investing activities
Operating lease assets initial direct costs	(18)	(1,648)
Investment in equity interest of private company	(732)	(429)
Capital expenditures	(8,075)	(12,720)
Net cash used in investing activities	(8,825)	(14,797)

Cash flows from financing activities
Repayment of borrowings - revolving facility	—	(23,528)
Proceeds from borrowings - revolving facility	—	23,528
Repayment of borrowings - foreign facilities	(32,441)	(30,539)
Proceeds from borrowings - foreign facilities	44,453	39,100
Purchase of treasury shares	(19,701)	(28,350)
Taxes paid for net share settlements	(4,944)	(7,534)
Net cash used in financing activities	(12,633)	(27,323)

Foreign currency translation adjustments	4,005	(2,766)
Net increase in cash and cash equivalents	76,345	605
Cash and cash equivalents at beginning of period	181,440	507,829
Cash and cash equivalents at end of period	$257,785	$508,434

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$978	$11,953
Income tax payments, net	$6,471	$24,182
Excise tax liability related to stock repurchases	$138	$—

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

As used in these financial statements, the term “Company” or “G-III” refers to G-III Apparel Group, Ltd. and its subsidiaries. The Company designs, sources, distributes and markets an extensive range of apparel, including outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. The Company also operates retail stores and licenses its proprietary brands under several product categories.

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

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Sonia Rykiel, a Swiss corporation that is wholly-owned by the Company, Fabco and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the three-month period ended April 30, 2025, the results of KLH, Vilebrequin, Sonia Rykiel, Fabco and AWWG are included for the three-month period ended March 31, 2025. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2026 and 2025, the three-month periods for the retail operations segment were each 13-week periods, respectively, and ended on May 3, 2025 and May 4, 2024, respectively.

The results for the three months ended April 30, 2025 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company’s accounts receivable and allowance for doubtful accounts as of April 30, 2025, April 30, 2024 and January 31, 2025 were:

	April 30, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$490,136	$1,109	$491,245
Allowance for doubtful accounts	(10,121)	(68)	(10,189)
Accounts receivable, net	$480,015	$1,041	$481,056

	April 30, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$473,075	$1,306	$474,381
Allowance for doubtful accounts	(1,132)	(63)	(1,195)
Accounts receivable, net	$471,943	$1,243	$473,186

	January 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$631,463	$877	$632,340
Allowance for doubtful accounts	(7,520)	(68)	(7,588)
Accounts receivable, net	$623,943	$809	$624,752

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

During the three months ended April 30, 2025, the Company recorded a $2.6 million increase in its allowance for doubtful accounts primarily due to the bankruptcy of certain customers within the Company’s wholesale operations segment, including Hudson’s Bay Company.

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses, net	(2,601)	—	(2,601)
Accounts written off as uncollectible	—	—	—
Balance as of April 30, 2025	$(10,121)	$(68)	$(10,189)

Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	276	—	276
Accounts written off as uncollectible	—	—	—
Balance as of April 30, 2024	$(1,132)	$(63)	$(1,195)

Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	(6,160)	(5)	(6,165)
Accounts written off as uncollectible	48	—	48
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $7.8 million, $11.3 million and $13.2 million as of April 30, 2025, April 30, 2024 and January 31, 2025, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $5.6 million, $10.3 million and $5.9 million at April 30, 2025, April 30, 2024 and January 31, 2025, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2025	2024	2025	2025	2024	2025

		(In thousands)
Secured Notes	1	$—	$400,000	$—	$—	$401,952	$—
Unsecured loans	2	5,336	8,517	6,159	5,336	8,517	6,159
Overdraft facilities	2	7,995	6,932	—	7,995	6,932	—
Foreign credit facilities	2	5,411	13,025	—	5,411	13,025	—

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

The Company’s operating lease assets and liabilities as of April 30, 2025, April 30, 2024 and January 31, 2025 consist of the following:

Leases	Classification	April 30, 2025	April 30, 2024	January 31, 2025

		(In thousands)
Assets
Operating	Operating lease assets	$253,884	$209,199	$255,180

Liabilities
Current operating	Current operating lease liabilities	$49,687	$55,990	$50,268
Noncurrent operating	Noncurrent operating lease liabilities	220,235	168,462	221,257
Total lease liabilities		$269,922	$224,452	$271,525

The Company recorded lease costs of $18.2 million during both the three months ended April 30, 2025 and 2024. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income (loss). The Company recorded variable lease costs and short-term lease costs of $3.5 million and $5.3 million for the three months ended April 30, 2025 and 2024, respectively. Short-term lease costs are immaterial.

As of April 30, 2025, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2030 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2026	$50,157
2027	59,989
2028	50,492
2029	41,361
2030	29,168
After 2030	103,433
Total lease payments	$334,600
Less: Interest	64,678
Present value of lease liabilities	$269,922

As of April 30, 2025, there are no material leases that are legally binding but have not yet commenced.

As of April 30, 2025, the weighted average remaining lease term related to operating leases is 6.6 years. The weighted average discount rate related to operating leases is 6.6%.

Cash paid for amounts included in the measurement of operating lease liabilities was $19.3 million and $19.4 million during the three months ended April 30, 2025 and 2024, respectively. Right-of-use assets obtained in exchange for lease obligations were $8.7 million and $6.8 million during the three months ended April 30, 2025 and 2024, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 5,400 and 9,500 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2025 and 2024, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended April 30,
	2025	2024

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$7,759	$5,802
Basic net income per share:
Basic common shares	43,748	45,484
Basic net income per share	$0.18	$0.13

Diluted net income per share:
Basic common shares	43,748	45,484
Dilutive restricted stock unit awards and stock options	1,637	1,250
Diluted common shares	45,385	46,734
Diluted net income per share	$0.17	$0.12

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	April 30, 2025	April 30, 2024	January 31, 2025

	(In thousands)
Secured Notes	$—	$400,000	$—
Unsecured loans	5,336	8,517	6,159
Overdraft facilities	7,995	6,932	—
Foreign credit facilities	5,411	13,025	—
Subtotal	18,742	428,474	6,159
Less: Net debt issuance costs (1)	—	(2,123)	—
Current portion of long-term debt	(11,959)	(23,664)	(3,114)
Total	$6,783	$402,687	$3,045
(1)	Does not include debt issuance costs, net of amortization, totaling $5.1 million, $2.0 million and $5.4 million as of April 30, 2025, April 30, 2024 and January 31, 2025, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

Senior Secured Notes

The Company had previously completed a private debt offering of $400.0 million aggregate principal amount of the Senior Secured Notes due August 2025 (the “Notes”).

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of April 30, 2025, interest under the Third ABL Credit Agreement was being paid at an average rate of 8.0% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2025, the Company was in compliance with these covenants.

As of April 30, 2025, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2025, there were no outstanding trade letters of credit and $2.6 million of standby letters of credit.

At the date of the refinancing of the Second ABL Credit Agreement, the Company had $1.8 million of unamortized debt issuance costs remaining from the Second ABL Credit Agreement. There was no extinguishment of any amount of the unamortized debt issuance costs remaining from the Second ABL Credit Agreement. The Company incurred new debt issuance costs totaling $3.8 million related to the Third ABL Credit Agreement. The Company has a total of $5.6 million debt issuance costs related to its Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2025, the Company had an aggregate outstanding balance of €4.9 million ($5.3 million) under these unsecured loans.

Overdraft Facilities

Certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. Additionally, certain of the Company’s foreign entities entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2025, the Company had an aggregate of €7.4 million ($8.0 million) drawn under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of April 30, 2025, the Company had an aggregate of €5.0 million ($5.4 million) drawn under these credit facilities.

NOTE 8 – SUPPLY CHAIN FINANCE PROGRAM

The Company has a voluntary supply chain finance program (the “SCF Program”) administered through a third-party platform. The Company’s payment obligations confirmed under the SCF Program are due to a financial intermediary that will remit payment to the Company’s suppliers. The SCF Program also provides participating suppliers with the option to sell their receivables due from the Company, at their sole discretion, to a third-party financial institution at terms negotiated between the supplier and the financial institution. The Company is not a party to the agreements between the suppliers and the financial institution. The Company’s payment obligations to its suppliers, including the amounts due and payment terms, which generally do not exceed 75 days, are not impacted by a suppliers’ participation in the SCF Program. There are no assets pledged as security or other forms of guarantees provided specifically under the SCF Program, however the obligations under the SCF Program benefit from guarantees and collateral provided under our revolving credit facility to which the financial institutions involved in the SCF Program are a party to.

The Company’s outstanding payment obligations under its SCF Program are recorded within accounts payable in the Company’s condensed consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities within the Company’s condensed consolidated statements of cash flows. As of April 30, 2025, the Company had $45.0 million of payment obligations outstanding under the SCF Program. During the three months ended April 30, 2025, the Company settled obligations of $41.8 million through the SCF Program.

The following supply chain finance program activity is presented for the three-month period indicated below:

April 30, 2025
(In thousands)
Confirmed obligations outstanding at beginning of period	$—
Invoices confirmed during the period	86,824
Confirmed invoices paid during the period	(41,794)
Confirmed obligations outstanding at end of period	$45,030

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. As of April 30, 2025, revenues from license agreements related to trademarks associated with the Company’s owned brands represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. Total contract liabilities were $4.8 million, $4.8 million and $5.9 million at April 30, 2025, April 30, 2024 and January 31, 2025, respectively. The Company recognized $4.5 million in revenue for the three months ended April 30, 2025 related to contract liabilities that existed at January 31, 2025. The Company recognized $3.6 million in revenue for the three months ended April 30, 2024 related to contract liabilities that existed at January 31, 2024. There were no contract assets recorded as of April 30, 2025, April 30, 2024 and January 31, 2025. Substantially all of the advance payments from licensees as of April 30, 2025 are expected to be recognized as revenue within the next twelve months.

NOTE 10 – SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. The retail operations segment consists primarily of direct sales to consumers through company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores.

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

All historical financial segment information has been recast to conform to the new disclosure requirements under Accounting Standard Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.”

The following segment information is presented for the three month periods indicated below:

	Three Months Ended April 30, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$562,649	$36,375	$(15,415)	$583,609
Cost of goods sold	335,565	16,915	(15,415)	337,065
Gross profit	227,084	19,460	—	246,544
Selling, general and administrative expenses:
Compensation	96,873	7,269	—	104,142
Facility fees	45,486	7,386	—	52,872
Advertising	28,172	3,433	—	31,605
Other segment items(2)	39,180	3,696	—	42,876
Total selling, general and administrative expenses	209,711	21,784	—	231,495
Depreciation and amortization	5,692	881	—	6,573
Operating profit (loss)	$11,681	$(3,205)	$—	$8,476

	Three Months Ended April 30, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$597,766	$30,528	$(18,547)	$609,747
Cost of goods sold	353,228	16,173	(18,547)	350,854
Gross profit	244,538	14,355	—	258,893
Selling, general and administrative expenses:
Compensation	100,231	7,514	—	107,745
Facility fees	45,991	8,182	—	54,173
Advertising	33,967	2,266	—	36,233
Other segment items(2)	35,386	3,084	—	38,470
Total selling, general and administrative expenses	215,575	21,046	—	236,621
Depreciation and amortization	7,015	1,753	—	8,768
Operating profit (loss)	$21,948	$(8,444)	$—	$13,504
(1)Represents intersegment sales to the Company’s retail operations segment.
(2)Other segment items include design and product development costs, professional fees, office expenses, freight and packaging and other selling, general and administrative expenses.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended
	April 30, 2025	April 30, 2024

	(In thousands)
Licensed brands	$199,060	$261,706
Proprietary brands	363,589	336,060
Wholesale net sales	$562,649	$597,766

Licensed brands	$—	$—
Proprietary brands	36,375	30,528
Retail net sales	$36,375	$30,528

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels and relative sales levels, among other factors. The method of allocation has been applied consistently on a period-to-period basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	April 30, 2025	April 30, 2024	January 31, 2025

	(In thousands)
Wholesale	$1,489,257	$1,451,637	$1,508,111
Retail	94,998	118,232	97,226
Corporate	831,618	995,530	877,897
Total assets	$2,415,873	$2,565,399	$2,483,234

Capital expenditures during the three months ended April 30, 2025 for the wholesale operations segment and retail operations segment were $2.3 million and $1.0 million, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2025, the Company issued no shares of common stock and utilized 213,829 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2024, the Company issued no shares of common stock and utilized 267,129 shares of treasury stock in connection with the vesting of equity awards.

NOTE 12 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended April 30, 2025.

Issued Accounting Guidance Being Evaluated for Adoption

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU requires public companies to disclose, on an annual basis, a tabular reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, the ASU requires public companies to disclose their income tax payments (net of refunds received), disaggregated between federal, state/local and foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company expects to adopt this standard in its Annual Report on Form 10-K for fiscal 2026 and is currently evaluating the standard and determining the extent of additional disclosures that may be required.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2026 is referred to as “fiscal 2026.”

Each of Vilebrequin, KLH, Sonia Rykiel, Fabco and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Sonia Rykiel, Fabco and AWWG are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the three-month period ended April 30, 2025, the results of Vilebrequin, KLH, Sonia Rykiel, Fabco and AWWG are included for the three-month period ended March 31, 2025. Our retail operations segment uses a 52/53-week fiscal year. For fiscal 2026 and 2025, the three-month periods for the retail operations segment were each 13-week periods and ended on May 3, 2025 and May 4, 2024, respectively.

Various statements contained in this Quarterly Report on Form 10-Q, in future filings by us with the SEC in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “believe,” “envision,” “forecast” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

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

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III is a global leader in fashion with expertise in design, sourcing, distribution and marketing, which enables us to fuel growth across a portfolio of over 30 globally recognized owned and licensed brands, anchored by our key owned brands: DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin as well as other major brands that currently drive our business. We develop product across a diverse range of lifestyle categories which include: outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. Our brands are positioned to sell at various price points with global distribution across a diverse mix of channels and geographies to reach a broad range of consumers. We also license the use of our trademarks to third parties for product categories and in regions where we believe our licensees’ expertise can better serve our brands.

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

Our products are sold through a cross section of leading retailers such as Macy’s, Bloomingdale’s, Dillard’s, Saks Fifth Avenue, Nordstrom, El Cortes Ingles, Kohl’s, Saks OFF 5TH, TJ Maxx, Marshall’s, Ross Stores, Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates significant digital businesses. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

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

Our wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by our retail stores and digital sites. Wholesale revenues also include royalty revenues from license agreements related to our owned trademarks including DKNY, Donna Karan, Karl Lagerfeld, G.H. Bass, Andrew Marc, Vilebrequin and Sonia Rykiel in product categories we do not produce ourselves.

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather brands. As of April 30, 2025, our retail operations segment consisted of 48 company-operated stores for our DKNY and Karl Lagerfeld Paris brands, substantially all of which are operated as outlet stores in North America.

Trends Affecting Our Business

Tariffs

In April 2025, the United States imposed a minimum 10% tariff on most foreign imports into the United States and additional individualized reciprocal tariffs on imports from certain countries. The tariffs most relevant to us include, but are not limited to, (i) an additional 125% tariff on all imports from China resulting in a total incremental tariff of 145%, (ii) an additional 46% tariff on imports from Vietnam and (iii) an additional 32% tariff on imports from Indonesia. During fiscal 2025, approximately 76% of our product was sourced from China, Vietnam and Indonesia. Implementation of these reciprocal tariffs has been temporarily paused with partial tariffs levied. Tariffs levied on China have been reduced from 145% to 30% for a 90 day period beginning in May 2025, while all remaining countries on which tariffs have been imposed have a temporary tariff of 10% for a 90 day period that began in April 2025. We are continuing to monitor developments with respect to these policy changes and proposals, as well as exploring options to mitigate potential impacts of tariffs, including diversifying our sourcing mix, reducing product costs, and evaluating the potential for price increases.

As a result of the tariffs levied on China, we had suspended substantially all shipments from China. With the current administration’s announcement that the tariffs on imports from China have been paused, we are resuming shipping from China on a selective basis. We anticipate that other importers are experiencing similar circumstances and, as a result, we expect challenges in shipping goods from China. Ocean carriers have cancelled sailings and have removed vessels from service resulting in limited capacity which may cause delays in booking and shipping product as well as elevated ocean freight charges.

Additional tariffs imposed on imports from China are causing importers to shift production to lower tariff territories, further impacting ocean carrier’s capacities. The recent changes to tariffs are increasing costs for importers, impacting demand and affecting ocean container shipping due to limited alternatives for moving goods.

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

A number of retailers have experienced financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the recent bankruptcy filing by Hudson’s Bay Company. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers.

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

Our licenses for Calvin Klein and Tommy Hilfiger products began expiring on a staggered basis on December 31, 2024 and continue through December 31, 2027. We have the right to request an extension of the Calvin Klein and Tommy Hilfiger licenses for the women’s suits category through December 31, 2029. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the staggered expirations of the Calvin Klein and Tommy Hilfiger license agreements will cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

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

Excluding licenses that we have the right to request a term extension, the Calvin Klein and Tommy Hilfiger licenses that expired in fiscal 2025 or have expiration dates in our fiscal 2026 through fiscal 2028 years contributed the following net sales to our total net sales in fiscal 2025:

	Portion of Total G-III Fiscal 2025 Net Sales
	$	%

	(in thousands, except for percentages)
Calvin Klein and Tommy Hilfiger license expirations by date:
December 31, 2024	$174,279	5%
December 31, 2025	467,834	15%
December 31, 2026	300,503	9%
December 31, 2027	26,034	1%

Political Environment

The potential long-term impact of new policies that may be implemented as a result of the current administration is currently uncertain. Any resulting changes in international trade relations, legislation and regulations (including those related to taxation and importation), economic and monetary policies, heightened diplomatic tensions or political and civil unrest, among other potential impacts, could adversely impact the global economy and our operating results.

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

Inflation and Interest Rates

Inflationary pressures have impacted the entire economy, including our industry. Recent high rates of inflation, including increased fuel and food prices and the enactment of additional tariffs by the United States government, have led to a softening of consumer demand, increased promotional activity in the apparel categories we sell and higher pricing of our products. Ongoing inflation may lead to further challenges to increase our sales and may also negatively impact our cost structure and labor costs in the future.

The Federal Reserve increased interest rates several times in fiscal 2024 in response to concerns about inflation. The Federal Reserve began to decrease interest rates in fiscal 2025, however it is unclear whether the Federal Reserve will reduce, increase or maintain the current rates in the future. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

Supply Chain

The global supply chain continues to be negatively impacted by various factors, including the recent reciprocal tariffs imposed across all countries, the ongoing disruptions in the Red Sea, port congestion and capacity shortages in Asia.

The imposition of tariffs by the U.S. government and certain foreign jurisdictions, along with geopolitical tensions, have created an uncertain environment for global trade. As the impact of new or increased tariffs, quotas, embargoes or other trade barriers that could impact our supply chain and cost structure is dependent on global trade negotiations, we continue to monitor these changing tariffs and trade restrictions. We source all of our products from a global network of independent, third-party manufacturers, primarily located in Asia. The United States announced a temporary reduction in tariffs on imports from China for a 90 day period beginning in May 2025. As importers seek to resume shipping activity during this period, we anticipate challenges in shipping goods from China due to limited capacity available on ocean carriers, resulting in delays in shipping product and elevated ocean freight charges.

Conflicts in the Middle East have caused major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. Recent strike actions in the United States caused importers to shift goods from East Coast ports to the West Coast creating congestion at West Coast ports, as well as through Canadian ports. European ports are also experiencing congestion due to the disruption of timing and arrivals due to Red Sea diversions. This congestion has continued in the first half of fiscal 2026.

Although our business has not been significantly impacted by such disruptions, we have experienced shipping delays, impacting the timing of inventory receipts. These delays have not resulted in any significant losses of customer sales. We continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes and destinations accordingly to ensure timely delivery of our product.

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

Results of Operations

Three months ended April 30, 2025 compared to three months ended April 30, 2024

Net sales for the three months ended April 30, 2025 decreased to $583.6 million from $609.7 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $562.6 million for the three months ended April 30, 2025 from $597.8 million in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $58.1 million of our Calvin Klein and Tommy Hilfiger licensed products as well as third-party private label products. These decreases were partially offset by increases in net sales of $40.9 million of our DKNY, Donna Karan and Karl Lagerfeld products. The increase in sales of DKNY products was primarily related to jeanswear categories. The increase in sales of Donna Karan products was primarily related to dresses, sportswear and suits categories. The increase in sales of Karl Lagerfeld products was primarily related to sportswear, shoes and dresses categories.

Net sales of our retail operations segment increased to $36.4 million for the three months ended April 30, 2025 from $30.5 million in the same period last year. The number of retail stores operated by us decreased from 52 at April 30, 2024 to 48 at April 30, 2025. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris and DKNY stores. Comparable store sales, which include both stores and digital channels, increased at our Karl Lagerfeld Paris and DKNY stores compared to the same period in the prior year.

Gross profit was $246.5 million, or 42.2% of net sales, for the three months ended April 30, 2025, compared to $258.9 million, or 42.5% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 40.4% in the three months ended April 30, 2025 compared to 40.9% in the same period last year. The gross profit percentage in the current year period decreased due to product mix, partially offset by an increased proportion of sales of product related to our owned brands which have no royalty costs. The gross profit percentage in our retail operations segment was 53.5% for the three months ended April 30, 2025 compared to 47.0% for the same period last year. The gross profit percentage in the current year period was positively impacted from a better product assortment as well as increased digital sales of our Donna Karan products which have higher average unit retail prices.

Selling, general and administrative expenses decreased to $231.5 million in the three months ended April 30, 2025 from $236.6 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment decreased to $209.7 million from $215.6 million in the comparable period last year. The decrease in expenses was primarily due to decreases of (i) $5.8 million in advertising expenses, primarily due to the relaunch of the Donna Karan brand and higher spending on the DKNY brand in the prior year’s period and reduced royalty advertising expenses resulting from lower net sales of licensed product in the current period and (ii) $3.4 million in compensation expenses, primarily due to a decrease in bonus expense accruals and share based compensation. These decreases were partially offset by an increase of $2.9 million in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain customers due to bankruptcy, including Hudson’s Bay Company. Selling, general and administrative expenses of our retail operations segment increased to $21.8 million from $21.0 million in the comparable period last year. The increase in expenses is primarily due to an increase of $1.2 million in advertising expenses that were partially offset by a $0.8 million decrease in third party warehouse and facility expenses.

Depreciation and amortization was $6.6 million for the three months ended April 30, 2025 compared to $8.8 million in the same period last year. This decrease primarily results from lower depreciation related to fixturing costs at department stores and assets related to digital e-commerce platforms.

Other income was $3.5 million in the three months ended April 30, 2025 compared to other loss of $0.2 million in the same period last year. Other income in the current period consisted of $1.9 million of foreign currency income during the current year period compared to $0.6 million of foreign currency income in the same period last year. Additionally, other income in the current period consisted of $1.6 million of income from unconsolidated affiliates during the current year period compared to $0.9 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended April 30, 2025 were $0.5 million compared to $5.4 million in the same period last year. The decrease in interest and financing charges was primarily due to a $7.9 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Senior Secured Notes due 2025 in August 2024 that was partially offset by a $4.1 million decrease in investment income from having a larger cash position in the prior year’s period compared to the current period.

Income tax expense was $3.7 million for the three months ended April 30, 2025 compared to $2.3 million for the same period last year. Our effective tax rate increased to 32.4% in the current year’s quarter from 29.3% in last year’s comparable quarter. The higher effective tax rate in the current year period was due to the impact of permanent tax adjustments on the annual effective tax rate and discrete items in the quarter.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations and income tax payments. We have also used cash to repurchase our shares and make strategic investments.

As of April 30, 2025, we had cash and cash equivalents of $257.8 million and availability under our revolving credit facility of approximately $480 million. As of April 30, 2025, we were in compliance with all covenants under our revolving credit facility.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. As of April 30, 2025, interest under the Third ABL Credit Agreement was being paid at an average rate of 8.0% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restricts our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of April 30, 2025, we were in compliance with these covenants.

As of April 30, 2025, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2025, there were no outstanding trade letters of credit and $2.6 million of standby letters of credit.

At the date of the refinancing of the Second ABL Credit Agreement, we had $1.8 million of unamortized debt issuance costs remaining from the Second ABL Credit Agreement. There was no extinguishment of any amount of the unamortized debt issuance costs remaining from the Second ABL Credit Agreement. We incurred new debt issuance costs totaling $3.8 million related to the Third ABL Credit Agreement. We have a total of $5.6 million debt issuance costs related to our Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2025, the Company had an aggregate outstanding balance of €4.9 million ($5.3 million) under these unsecured loans.

Overdraft Facilities

Certain of our foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the EURIBOR plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by us or HSBC Bank. Certain of our foreign entities have also entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2025, the Company had an aggregate of €7.4 million ($8.0 million) drawn under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of April 30, 2025, we had an aggregate balance of €5.0 million ($5.4 million) in borrowings outstanding under these credit facilities.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. Due to the seasonality of our business, we generally reach our peak borrowings under our revolving credit facility during our third fiscal quarter. The primary sources to meet our operating cash requirements have been borrowings under the revolving credit facility and cash generated from operations.

We had no borrowings outstanding under our Third ABL Credit Agreement at April 30, 2025 and 2024, respectively. We redeemed the entire $400 million principal amount of the Notes in August 2024. We had $400 million in borrowings outstanding under the Notes at April 30, 2024. Our contingent liability under open letters of credit was approximately $2.6 million and $7.6 million at April 30, 2025 and 2024, respectively. We had an aggregate of €4.9 million ($5.3 million) and

€7.9 million ($8.5 million) outstanding under our various unsecured loans as of April 30, 2025 and 2024, respectively. We had €7.4 million ($8.0 million) and €6.4 million ($6.9 million) outstanding under our overdraft facilities as of April 30, 2025 and 2024, respectively. We had €5.0 million ($5.4 million) and €12.1 million ($7.8 million) outstanding under our foreign credit facilities as of April 30, 2025 and 2024, respectively.

Supply Chain Finance Program

We have a voluntary supply chain finance program (the “SCF Program”) administered through a third-party platform. Our payment obligations confirmed under the SCF Program are due to a financial intermediary that will remit payment to our suppliers. The SCF Program also provides participating suppliers with the option to sell their receivables due from us, at their sole discretion, to a third-party financial institution at terms negotiated between the supplier and the financial institution. We are not a party to the agreements between the suppliers and the financial institution and have no economic interest in a supplier’s decision to sell a receivable. Our payment obligations to our suppliers, including the amounts due and payment terms, which generally do not exceed 75 days, are not impacted by a suppliers’ participation in the SCF Program. See Note 8 – “Supply Chain Finance Program” in the Notes to Condensed Consolidated Financial Statements for further discussion of the SCF Program.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the three months ended April 30, 2025, we acquired 807,437 of our shares of common stock for an aggregate purchase price of $19.7 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of April 30, 2025, we had remaining 6,982,731 shares that are authorized for purchase under this program. As of June 3, 2025, we had 43,305,811 shares of common stock outstanding.

Cash from Operating Activities

We generated $93.8 million in cash from operating activities during the three months ended April 30, 2025, primarily as a result of our net income of $7.8 million and decreases of $143.7 million in accounts receivable and $21.6 million in inventories. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $6.6 million and share-based compensation of $5.5 million. These items were offset, in part, by decreases of $67.6 million in accounts payable and accrued expenses and $20.2 million in customer refund liabilities.

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

Cash from Investing Activities

We used $8.8 million of cash in investing activities during the three months ended April 30, 2025. We had $8.1 million in capital expenditures primarily related to information technology expenditures.

Cash from Financing Activities

Net cash used by financing activities was $12.6 million during the three months ended April 30, 2025 primarily as a result of $19.7 million of cash used to repurchase 807,437 shares of our common stock under our share repurchase program, excluding excise tax, and $4.9 million for taxes paid in connection with net share settlements of stock grants that vested. These items were offset, in part, by net proceeds of $12.0 million under our various foreign facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2025 are those that depend most heavily on these judgments and estimates. As of April 30, 2025, there have been no material changes to our critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2025.

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

Within the KLH subsidiary, which represented approximately 8.2% of the total net sales of the Company for fiscal 2025, the Company identified a material weakness in the operating effectiveness of controls related to information technology general controls (“ITGCs”) over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they rely upon information and configurations from the affected IT systems.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2025 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of April 30, 2025, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended April 30, 2025. Included in this table are shares withheld during the three months ended April 30, 2025 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
February 1 - February 28, 2025	—	$—	—	7,790,168
March 1 - March 31, 2025	3,500	26.08	3,500	7,786,668
April 1 - April 30, 2025	983,839	24.96	803,937	6,982,731
	987,339	$24.96	807,437	6,982,731
(1)Included in this table are 179,902 shares withheld during April 2025 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 5.        Other Information

During the three months ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated November 3, 1989).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1+	Form of Performance Share Unit Agreement for March 19, 2025 PSU awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated March 21, 2025).
31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2025.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 6, 2025	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 6, 2025	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer