Form 10-Q
period 2025-07-31
G III APPAREL GROUP LTD /DE/
filed 2025-09-05
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

or

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

As of September 3, 2025, there were 42,215,473 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$301,778	$414,791	$181,440
Accounts receivable, net of allowance for doubtful accounts of $1,472, $1,260 and $7,588, respectively	474,931	477,465	624,752
Inventories	639,756	610,492	478,086
Prepaid income taxes	8,050	11,729	2,487
Prepaid expenses and other current assets	60,500	79,581	48,589
Total current assets	1,485,015	1,594,058	1,335,354
Investments in unconsolidated affiliates	116,707	21,676	105,360
Property and equipment, net	78,891	66,608	69,318
Operating lease assets	264,526	204,008	255,180
Other assets, net	65,382	131,564	66,577
Other intangibles, net	26,160	28,664	27,093
Deferred income tax assets, net	15,760	26,185	15,439
Trademarks	638,540	623,524	608,913
Total assets	$2,690,981	$2,696,287	$2,483,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$8,612	$11,427	$3,114
Accounts payable	431,034	289,771	228,154
Accrued expenses	115,118	132,523	137,788
Customer refund liabilities	60,734	52,489	79,985
Current operating lease liabilities	52,604	54,983	50,268
Income tax payable	3,819	4,478	10,686
Other current liabilities	419	734	495
Total current liabilities	672,340	546,405	510,490
Notes payable, net of discount and unamortized issuance costs	6,869	402,541	3,045
Deferred income tax liabilities, net	54,375	48,327	48,083
Noncurrent operating lease liabilities	227,691	163,750	221,257
Other noncurrent liabilities	21,185	22,629	20,878
Total liabilities	982,460	1,183,652	803,753

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	467,375	451,005	467,692
Accumulated other comprehensive income (loss)	23,515	(12,069)	(25,519)
Retained earnings	1,372,376	1,190,126	1,353,678
Common stock held in treasury, at cost - 7,180, 5,511 and 5,509 shares, respectively	(155,009)	(116,691)	(116,634)
Total stockholders' equity	1,708,521	1,512,635	1,679,481
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,690,981	$2,696,287	$2,483,234

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$613,266	$644,755	$1,196,875	$1,254,502
Cost of goods sold	362,795	368,881	699,860	719,735
Gross profit	250,471	275,874	497,015	534,767
Selling, general and administrative expenses	226,845	229,030	458,340	465,651
Depreciation and amortization	7,326	5,380	13,899	14,148
Operating profit	16,300	41,464	24,776	54,968
Other income (loss)	(707)	(2,952)	2,755	(3,175)
Interest and financing charges, net	304	(4,876)	(157)	(10,300)
Income before income taxes	15,897	33,636	27,374	41,493
Income tax expense	4,958	9,447	8,676	11,752
Net income	10,939	24,189	18,698	29,741
Less: loss attributable to noncontrolling interests	—	(23)	—	(273)
Net income attributable to G-III Apparel Group, Ltd.	$10,939	$24,212	$18,698	$30,014

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$0.26	$0.54	$0.43	$0.67
Weighted average number of shares outstanding	42,777	44,569	43,254	45,022

Diluted:
Net income per common share	$0.25	$0.53	$0.42	$0.65
Weighted average number of shares outstanding	44,219	45,483	44,795	46,105

Net income	$10,939	$24,189	$18,698	$29,741
Other comprehensive income (loss):
Foreign currency translation adjustments	32,917	(2,017)	49,034	(8,900)
Other comprehensive income (loss)	32,917	(2,017)	49,034	(8,900)
Comprehensive income	$43,856	$22,172	$67,732	$20,841
Comprehensive income (loss) attributable to noncontrolling interests:
Net loss	—	(23)	—	(273)
Foreign currency translation adjustments	—	38	—	38
Comprehensive income (loss) attributable to noncontrolling interests	—	15	—	(235)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$43,856	$22,187	$67,732	$20,606

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Income (Loss)	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of April 30, 2025	$264	$463,225	$(9,402)	$1,361,437	$(131,430)	$1,684,094
Equity awards vested, net	—	(1,297)	—	—	1,297	—
Share-based compensation expense	—	5,447	—	—	—	5,447
Other comprehensive income, net	—	—	32,917	—	—	32,917
Repurchases of common stock	—	—	—	—	(24,644)	(24,644)
Excise tax on stock repurchases	—	—	—	—	(232)	(232)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	10,939	—	10,939
Balance as of July 31, 2025	$264	$467,375	$23,515	$1,372,376	$(155,009)	$1,708,521

Balance as of April 30, 2024	$264	$450,844	$(10,090)	$1,165,914	$(87,057)	$1,519,875
Equity awards vested, net	—	(2,625)	—	—	2,625	—
Share-based compensation expense	—	5,528	—	—	—	5,528
Other comprehensive loss, net	—	—	(1,979)	—	—	(1,979)
Repurchases of common stock	—	—	—	—	(31,623)	(31,623)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of noncontrolling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	24,212	—	24,212
Balance as of July 31, 2024	$264	$451,005	$(12,069)	$1,190,126	$(116,691)	$1,512,635

Balance as of January 31, 2025	$264	$467,692	$(25,519)	$1,353,678	$(116,634)	$1,679,481
Equity awards vested, net	—	(6,340)	—	—	6,340	—
Share-based compensation expense	—	10,967	—	—	—	10,967
Taxes paid for net share settlements	—	(4,944)	—	—	—	(4,944)
Other comprehensive income, net	—	—	49,034	—	—	49,034
Repurchases of common stock	—	—	—	—	(44,345)	(44,345)
Excise tax on stock repurchases	—	—	—	—	(370)	(370)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	18,698	—	18,698
Balance as of July 31, 2025	$264	$467,375	$23,515	$1,372,376	$(155,009)	$1,708,521

Balance as of January 31, 2024	$264	$458,841	$(3,207)	$1,160,112	$(65,750)	$1,550,260
Equity awards vested, net	—	(9,668)	—	—	9,668	—
Share-based compensation expense	—	12,108	—	—	—	12,108
Taxes paid for net share settlements	—	(7,534)	—	—	—	(7,534)
Other comprehensive loss, net	—	—	(8,862)	—	—	(8,862)
Repurchases of common stock	—	—	—	—	(59,973)	(59,973)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of non-controlling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	30,014	—	30,014
Balance as of July 31, 2024	$264	$451,005	$(12,069)	$1,190,126	$(116,691)	$1,512,635

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2025	2024

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$18,698	$30,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,899	14,148
Loss on disposal of fixed assets	147	5
Non-cash operating lease costs	27,453	27,679
Equity loss in unconsolidated affiliates	429	3,099
Share-based compensation	10,967	12,108
Deferred financing charges and debt discount amortization	626	1,568
Deferred income taxes	5,972	(1,346)
Changes in operating assets and liabilities:
Accounts receivable, net	149,821	84,898
Inventories	(161,670)	(90,066)
Income taxes, net	(12,430)	(20,571)
Prepaid expenses and other current assets	(10,454)	(10,776)
Other assets, net	2,182	(1,393)
Customer refund liabilities	(19,251)	(31,565)
Operating lease liabilities	(28,054)	(29,103)
Accounts payable, accrued expenses and other liabilities	170,542	106,131
Net cash provided by operating activities	168,877	94,830

Cash flows from investing activities
Operating lease assets initial direct costs	(19)	(1,745)
Proceeds from sale of assets	—	728
Investment in equity interest of private company	(732)	(84,366)
Capital expenditures	(18,419)	(23,273)
Net cash used in investing activities	(19,170)	(108,656)

Cash flows from financing activities
Repayment of borrowings - revolving facility	—	(23,528)
Proceeds from borrowings - revolving facility	—	23,528
Repayment of borrowings - foreign facilities	(72,091)	(69,680)
Proceeds from borrowings - foreign facilities	80,129	65,528
Payment of financing costs	—	(3,757)
Purchase of treasury shares	(44,345)	(59,973)
Taxes paid for net share settlements	(4,944)	(7,534)
Net cash used in financing activities	(41,251)	(75,416)

Foreign currency translation adjustments	11,882	(3,796)
Net increase (decrease) in cash and cash equivalents	120,338	(93,038)
Cash and cash equivalents at beginning of period	181,440	507,829
Cash and cash equivalents at end of period	$301,778	$414,791

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$2,068	$7,854
Income tax payments, net	$20,249	$27,853
Excise tax liability related to stock repurchases	$370	$636

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

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Sonia Rykiel, a Swiss corporation that is wholly-owned by the Company, AWWG and certain other subsidiaries of the Company report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel, AWWG and certain other subsidiaries of the Company are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2025, the results of KLH, Vilebrequin, Sonia Rykiel, AWWG and certain other subsidiaries of the Company are included for the six-month period ended June 30, 2025. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2026 and 2025, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on August 2, 2025 and August 3, 2024, respectively.

The results for the three and six months ended July 31, 2025 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s accounts receivable and allowance for doubtful accounts as of July 31, 2025, July 31, 2024 and January 31, 2025 were:

	July 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$475,338	$1,065	$476,403
Allowance for doubtful accounts	(1,404)	(68)	(1,472)
Accounts receivable, net	$473,934	$997	$474,931

	July 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$477,042	$1,683	$478,725
Allowance for doubtful accounts	(1,197)	(63)	(1,260)
Accounts receivable, net	$475,845	$1,620	$477,465

	January 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$631,463	$877	$632,340
Allowance for doubtful accounts	(7,520)	(68)	(7,588)
Accounts receivable, net	$623,943	$809	$624,752

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

During the six months ended July 31, 2025, accounts receivable balances of $8.4 million were deemed uncollectable and written off against the allowance primarily due to the bankruptcy of certain customers within the Company’s wholesale operations segment, including Hudson’s Bay Company.

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses, net	(2,284)	—	(2,284)
Accounts written off as uncollectible	8,400	—	8,400
Balance as of July 31, 2025	$(1,404)	$(68)	$(1,472)

Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	208	—	208
Accounts written off as uncollectible	3	—	3
Balance as of July 31, 2024	$(1,197)	$(63)	$(1,260)

Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	(6,160)	(5)	(6,165)
Accounts written off as uncollectible	48	—	48
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $7.2 million, $6.5 million and $13.2 million as of July 31, 2025, July 31, 2024 and January 31, 2025, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $5.1 million, $4.7 million and $5.9 million at July 31, 2025, July 31, 2024 and January 31, 2025, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2025	2024	2025	2025	2024	2025

		(In thousands)
Secured Notes	1	$—	$400,000	$—	$—	$400,412	$—
Unsecured loans	2	5,180	7,760	6,159	5,180	7,760	6,159
Overdraft facilities	2	4,125	7,906	—	4,125	7,906	—
Foreign credit facilities	2	6,176	—	—	6,176	—	—

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

The Company’s operating lease assets and liabilities as of July 31, 2025, July 31, 2024 and January 31, 2025 consist of the following:

Leases	Classification	July 31, 2025	July 31, 2024	January 31, 2025

		(In thousands)
Assets
Operating	Operating lease assets	$264,526	$204,008	$255,180

Liabilities
Current operating	Current operating lease liabilities	$52,604	$54,983	$50,268
Noncurrent operating	Noncurrent operating lease liabilities	227,691	163,750	221,257
Total lease liabilities		$280,295	$218,733	$271,525

The Company recorded lease costs of $17.8 million and $36.0 million during the three and six months ended July 31, 2025. The Company recorded lease costs of $18.0 million and $36.2 million during the three and six months ended July 31, 2024. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $4.4 million and $7.9 million for the three and six months ended July 31, 2025. The Company recorded variable lease costs and short-term lease costs of $5.8 million and $11.1 million for the three and six months ended July 31, 2024. Short-term lease costs are immaterial.

As of July 31, 2025, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2030 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2026	$35,094
2027	66,114
2028	55,961
2029	44,330
2030	31,511
After 2030	111,803
Total lease payments	$344,813
Less: Interest	64,518
Present value of lease liabilities	$280,295

As of July 31, 2025, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2025, the weighted average remaining lease term related to operating leases is 6.5 years. The weighted average discount rate related to operating leases is 6.4%.

Cash paid for amounts included in the measurement of operating lease liabilities was $38.2 million and $38.0 million during the six months ended July 31, 2025 and 2024, respectively. Right-of-use assets obtained in exchange for lease obligations were $26.8 million and $16.1 million during the six months ended July 31, 2025 and 2024, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 43,000 and 34,500 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2025. A nominal amount of shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2024. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$10,939	$24,212	$18,698	$30,014
Basic net income per share:
Basic common shares	42,777	44,569	43,254	45,022
Basic net income per share	$0.26	$0.54	$0.43	$0.67

Diluted net income per share:
Basic common shares	42,777	44,569	43,254	45,022
Dilutive restricted stock unit awards and stock options	1,442	914	1,541	1,083
Diluted common shares	44,219	45,483	44,795	46,105
Diluted net income per share	$0.25	$0.53	$0.42	$0.65

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	July 31, 2025	July 31, 2024	January 31, 2025

	(In thousands)
Secured Notes	$—	$400,000	$—
Unsecured loans	5,180	7,760	6,159
Overdraft facilities	4,125	7,906	—
Foreign credit facilities	6,176	—	—
Subtotal	15,481	415,666	6,159
Less: Net debt issuance costs (1)	—	(1,698)	—
Current portion of long-term debt	(8,612)	(11,427)	(3,114)
Total	$6,869	$402,541	$3,045
(1)	Does not include debt issuance costs, net of amortization, totaling $4.8 million, $5.4 million and $5.4 million as of July 31, 2025, July 31, 2024 and January 31, 2025, respectively, related to the revolving credit facility. The debt issuance costs have been deferred and are classified in assets in the accompanying condensed consolidated balance sheets in accordance with ASC 835.

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

Third Amended and Restated ABL Credit Agreement

On June 4, 2024, the Company’s subsidiaries, G-III Leather Fashions, Inc., Riviera Sun, Inc., AM Retail Group, Inc. and The Donna Karan Company Store LLC (collectively, the “Borrowers”), entered into the third amended and restated credit agreement (the “Third ABL Credit Agreement”) with the lenders named therein and with JPMorgan Chase Bank, N.A., as administrative agent. The Third ABL Credit Agreement is a five-year senior secured asset-based revolving credit facility providing for borrowings in an aggregate principal amount of up to $700.0 million. The Company and certain of its wholly-

owned domestic subsidiaries, as well as G-III Apparel Canada ULC (collectively, the “Guarantors”), are guarantors under the Third ABL Credit Agreement.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of July 31, 2025, interest under the Third ABL Credit Agreement was being paid at an average rate of 8.0% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2025, the Company was in compliance with these covenants.

As of July 31, 2025, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2025, there were $0.6 million outstanding trade letters of credit and $2.6 million of standby letters of credit.

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

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2025, the Company had an aggregate outstanding balance of €4.4 million ($5.2 million) under these unsecured loans.

Overdraft Facilities

Certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. Additionally, certain of the Company’s foreign entities entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2025, the Company had an aggregate of €3.5 million ($4.1 million) drawn under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of July 31, 2025, the Company had an aggregate of €5.3 million ($6.2 million) drawn under these credit facilities.

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

The Company’s outstanding payment obligations under its SCF Program are recorded within accounts payable in the Company’s condensed consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities within the Company’s condensed consolidated statements of cash flows. As of July 31, 2025, the Company had $205.3 million of payment obligations outstanding under the SCF Program. During the three and six months ended July 31, 2025, the Company settled obligations of $89.8 million and $131.6 million through the SCF Program, respectively.

The following supply chain finance program activity is presented for the six-month period indicated below:

July 31, 2025
(In thousands)
Confirmed obligations outstanding at beginning of period	$—
Invoices confirmed during the period	336,967
Confirmed invoices paid during the period	(131,627)
Confirmed obligations outstanding at end of period	$205,340

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. As of July 31, 2025, revenues from license agreements related to trademarks associated with the Company’s owned brands represented an insignificant portion of wholesale revenues.

Retail Operations Segment. Retail store revenues are generated by direct sales to consumers through company-operated stores and product sales through the Company’s digital channels for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather businesses. Retail stores primarily consist of DKNY and Karl Lagerfeld Paris retail stores, substantially all of which are operated as outlet stores in North America. Retail operations segment revenues are recognized at the point of sale when the customer takes possession of the goods and tenders payment. Digital revenues primarily consist of sales to consumers through the Company’s digital platforms. Digital revenue is recognized when a customer takes possession of the goods. Retail sales are recorded net of applicable sales tax.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. Total contract liabilities were $5.8 million, $5.1 million and $5.9 million at July 31, 2025, July 31, 2024 and January 31, 2025, respectively. The Company recognized $3.4 million in revenue for the three months ended July 31, 2025 related to contract liabilities that existed at April 30, 2025. The Company recognized $4.5 million in revenue for the six months ended July 31, 2025 related to contract liabilities that existed at January 31, 2025. There were no contract assets recorded as of July 31, 2025, July 31, 2024 and January 31, 2025. Substantially all of the advance payments from licensees as of July 31, 2025 are expected to be recognized as revenue within the next twelve months.

NOTE 10 – SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. The retail operations segment consists primarily of direct sales to consumers through company-operated stores, which consists primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores in North America.

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

The following segment information is presented for the three month periods indicated below:

	Three Months Ended July 31, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$589,023	$41,060	$(16,817)	$613,266
Cost of goods sold	360,047	19,565	(16,817)	362,795
Gross profit	228,976	21,495	—	250,471
Selling, general and administrative expenses:
Compensation	94,823	7,023	—	101,846
Facility fees	50,426	7,337	—	57,763
Advertising	21,039	3,094	—	24,133
Other segment items(2)	39,620	3,483	—	43,103
Total selling, general and administrative expenses	205,908	20,937	—	226,845
Depreciation and amortization	6,471	855	—	7,326
Operating profit (loss)	$16,597	$(297)	$—	$16,300

	Three Months Ended July 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$620,311	$37,198	$(12,754)	$644,755
Cost of goods sold	364,658	16,977	(12,754)	368,881
Gross profit	255,653	20,221	—	275,874
Selling, general and administrative expenses:
Compensation	101,828	7,752	—	109,580
Facility fees	46,740	8,236	—	54,976
Advertising	22,524	2,209	—	24,733
Other segment items(2)	36,350	3,391	—	39,741
Total selling, general and administrative expenses	207,442	21,588	—	229,030
Depreciation and amortization	4,424	956	—	5,380
Operating profit (loss)	$43,787	$(2,323)	$—	$41,464

	Six Months Ended July 31, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,151,671	$77,435	$(32,231)	$1,196,875
Cost of goods sold	695,611	36,480	(32,231)	699,860
Gross profit	456,060	40,955	—	497,015
Selling, general and administrative expenses:
Compensation	191,696	14,292	—	205,988
Facility fees	95,912	14,724	—	110,636
Advertising	49,210	6,527	—	55,737
Other segment items(2)	78,801	7,178	—	85,979
Total selling, general and administrative expenses	415,619	42,721	—	458,340
Depreciation and amortization	12,163	1,736	—	13,899
Operating profit (loss)	$28,278	$(3,502)	$—	$24,776

	Six Months Ended July 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,218,075	$67,727	$(31,300)	$1,254,502
Cost of goods sold	717,885	33,150	(31,300)	719,735
Gross profit	500,190	34,577	—	534,767
Selling, general and administrative expenses:
Compensation	202,060	15,266	—	217,326
Facility fees	92,732	16,419	—	109,151
Advertising	56,490	4,475	—	60,965
Other segment items(2)	71,735	6,474	—	78,209
Total selling, general and administrative expenses	423,017	42,634	—	465,651
Depreciation and amortization	11,438	2,710	—	14,148
Operating profit (loss)	$65,735	$(10,767)	$—	$54,968

(1)Represents intersegment sales to the Company’s retail operations segment.
(2)Other segment items include design and product development costs, professional fees, office expenses, freight and packaging and other selling, general and administrative expenses.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2025	July 31, 2024	July 31, 2025	July 31, 2024

	(In thousands)
Licensed brands	$246,114	$286,898	$445,174	$548,765
Proprietary brands	342,909	333,413	706,497	669,310
Wholesale net sales	$589,023	$620,311	$1,151,671	$1,218,075

Licensed brands	$—	$—	$—	$—
Proprietary brands	41,060	37,198	77,435	67,727
Retail net sales	$41,060	$37,198	$77,435	$67,727

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels and relative sales levels, among other factors. The method of allocation has been applied consistently on a period-to-period basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	July 31, 2025	July 31, 2024	January 31, 2025

	(In thousands)
Wholesale	$1,741,392	$1,719,733	$1,508,111
Retail	86,763	116,831	97,226
Corporate	862,826	859,723	877,897
Total assets	$2,690,981	$2,696,287	$2,483,234

Capital expenditures during the six months ended July 31, 2025 for the wholesale operations segment and retail operations segment were $17.2 million and $1.2 million, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2025, the Company issued no shares of common stock and utilized 63,362 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2024, the Company issued no shares of common stock and utilized 99,585 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2025, the Company issued no shares of common stock and utilized 277,191 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2024, the

Company issued no shares of common stock and utilized 366,714 shares of treasury stock in connection with the vesting of equity awards.

NOTE 12 – LITIGATION WITH PVH CORP.

On June 13, 2025, the Company filed a complaint against PVH Corp. and two of its subsidiaries (“Defendants”) in the New York County Commercial Division of the Supreme Court of the State of New York for breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with contract arising out of the unreasonable denial of the Company’s request to extend the Calvin Klein and Tommy Hilfiger licenses for the women’s suits category for an additional three-year period and other actions taken by Defendants that undermined the Company’s ability to perform under Calvin Klein and Tommy Hilfiger license agreements and subjected the Company to contractual penalties. On July 30, 2025, Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC filed their own complaint against G-III in the same court alleging breaches of the license agreements between the parties. The Company believes that Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC’s complaint is without merit, and the Company intends to vigorously defend against these actions. Due to the uncertainty inherent in any litigation, the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter.

NOTE 13 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended July 31, 2025.

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

Each of Vilebrequin, KLH, Sonia Rykiel, AWWG and certain other subsidiaries report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Sonia Rykiel, AWWG and certain other subsidiaries are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2025, the results of Vilebrequin, KLH, Sonia Rykiel, AWWG and certain other subsidiaries are included for the six-month period ended June 30, 2025. Our retail operations segment reports on a 52/53 week fiscal year. For fiscal 2026 and 2025, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on August 2, 2025 and August 3, 2024, respectively.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather brands. As of July 31, 2025, our retail operations segment consisted of 47 company-operated stores for our DKNY and Karl Lagerfeld Paris brands, substantially all of which are operated as outlet stores in North America.

Trends Affecting Our Business

Tariffs

During fiscal 2025, approximately 76% of our product was sourced from China, Vietnam and Indonesia. In April 2025, the United States imposed a minimum 10% tariff on most foreign imports into the United States and additional individualized reciprocal tariffs on imports from certain countries. The tariffs most relevant to us included, but were not  limited to, (i) an additional 125% tariff on all imports from China, (ii) an additional 46% tariff on imports from Vietnam and (iii) an additional 32% tariff on imports from Indonesia. In May 2025, the tariffs levied on China have been temporarily reduced to 30% and will remain reduced through November 2025. Reciprocal tariffs on countries other than China went into effect in August 2025. The current tariff rates for Vietnam and Indonesia are 20% and 19%, respectively.

As a result of the initial tariffs levied on China, we had suspended substantially all shipments from China. With the administration’s announcement that the tariffs on imports from China had been paused, we resumed shipping from China. Ocean carriers, which had previously cancelled sailings and removed vessels from service, had returned to full capacity at the time shipping resumed, resulting in minimal disruption. Freight charges were negatively impacted for a short period of time but have since stabilized.

Additional tariffs imposed on imports are causing importers to shift production, if possible, to lower tariff territories, impacting the importers’ ability to plan as well as the capacity of our ocean carriers. The recent changes to tariffs are increasing costs for importers, impacting demand and affecting ocean container shipping due to limited alternatives for moving goods.

Industry Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding digital sales and providing convenience-driven fulfillment options, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

We distribute our products through multiple channels, including online through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates a significant online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos. We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Wilsons Leather and Sonia Rykiel brands. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our own websites and third party websites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint.

A number of retailers have experienced financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the recent bankruptcy filing by Hudson’s Bay Company. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers. We may also obtain credit insurance in certain circumstances to further mitigate credit risk.

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

In fiscal 2025, we experienced a $188.4 million decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products which were more than offset by a $254.4 million increase in net sales of our DKNY, Donna Karan and Karl Lagerfeld products. In fiscal 2024, we experienced a $278.4 million decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products which were partially offset by a $139.1 million increase in net sales of our DKNY and Karl Lagerfeld products. Our relaunch of our Donna Karan brand began in Spring 2024. We also recognize higher gross profit percentages on sales of products under our owned brands. While our recent ability to offset decreases in net sales of Calvin Klein and Tommy Hilfiger licensed products either in full or in part does not guarantee our ability to continue to do so in the future, we believe we will achieve strong growth of our owned brands. We will take strategic actions to mitigate the loss of this business by continuing to develop and expand our owned brands, such as DKNY, Donna Karan and Karl Lagerfeld, through new product lines, marketing initiatives, international growth and executing on digital channel business opportunities. We also seek to expand sales in our go-forward portfolio of licensed brands, including our team sports business, as well as through our recent licenses for the Nautica, Halston and Champion brands that launched in fiscal 2025 and the Converse and BCBG brands that are launching in fiscal 2026.

The Calvin Klein and Tommy Hilfiger licenses that expired in fiscal 2025 or have expiration dates in our fiscal 2026 through fiscal 2028 years contributed the following net sales to our total net sales in fiscal 2025:

	Portion of Total G-III Fiscal 2025 Net Sales
	$	%

	(in thousands, except for percentages)
Calvin Klein and Tommy Hilfiger license expirations by date:
December 31, 2024	$174,279	5%
December 31, 2025	467,834	15%
December 31, 2026	413,202	13%
December 31, 2027	26,034	1%

Litigation with PVH Corp.

On June 13, 2025, we filed a complaint against PVH Corp. and two of its subsidiaries (“Defendants”) in the New York County Commercial Division of the Supreme Court of the State of New York for breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with contract arising out of the unreasonable denial of our request to extend the Calvin Klein and Tommy Hilfiger licenses for the women’s suits category for an additional three-year period and other actions taken by Defendants that undermined our ability to perform under Calvin Klein and Tommy Hilfiger license agreements and subjected us to contractual penalties. On July 30, 2025, Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC filed their own complaint against G-III in the same court alleging breaches of the license agreements between the parties. We believe that Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC’s complaint is without merit, and we intend to vigorously defend the Company. Due to the uncertainty inherent in any litigation, we are unable to estimate any reasonably possible loss, or range of loss, with respect to this matter.

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

Foreign Currency Fluctuation

Our consolidated operations are impacted by the relationships between our reporting currency, the U.S. dollar, and those of our non-United States subsidiaries whose functional/local currency is other than the U.S. dollar, primarily the Euro. Volatility in the global foreign currency exchange rates may have a positive or negative impact on the reported results of certain of our non-United States subsidiaries in the future, when translated to the U.S. dollar.

Tax Laws and Regulations

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2029. The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, and makes modifications to the international tax framework. We recognized the impact of the OBBBA in our second fiscal quarter ended July 31,

2025, the period in which the legislation was enacted. The impact of the OBBBA was immaterial to our provision for income taxes and our condensed consolidated balance sheet as of July 31, 2025.

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

The Federal Reserve increased interest rates several times in fiscal 2024 in response to concerns about inflation. The Federal Reserve decreased interest rates in fiscal 2025 and has maintained those rates in fiscal 2026, however it is unclear whether the Federal Reserve will reduce, increase or maintain the current rates in the future. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

Supply Chain

The global supply chain continues to be negatively impacted by various factors, including the recent reciprocal tariffs imposed across all countries and the ongoing disruptions in the Red Sea.

The imposition of tariffs by the U.S. government and certain foreign jurisdictions, along with geopolitical tensions, have created an uncertain environment for global trade. As the impact of new or increased tariffs, quotas, embargoes or other trade barriers that could impact our supply chain and cost structure is dependent on global trade negotiations, we continue to monitor these changing tariffs and trade restrictions. We source substantially all of our products from a global network of independent, third-party manufacturers, primarily located in Asia.

Conflicts in the Middle East continue to cause major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. Although our business has not been significantly impacted by such disruptions, we have experienced shipping delays, impacting the timing of inventory receipts. These delays have not resulted in any significant losses of customer sales. We continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes and destinations accordingly to ensure timely delivery of our product.

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

Results of Operations

Three months ended July 31, 2025 compared to three months ended July 31, 2024

Net sales for the three months ended July 31, 2025 decreased to $613.3 million from $644.8 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $589.0 million for the three months ended July 31, 2025 from $620.3 million in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $48.8 million of our Calvin Klein and Guess licensed products, due in part to several expired licenses that are not part of our go-forward business, as well as third-party private label products. These decreases were partially offset by increases in net sales of $20.2 million of our Karl Lagerfeld products. The increase in sales of Karl Lagerfeld products was primarily related to handbags and sportswear categories.

Net sales of our retail operations segment increased to $41.1 million for the three months ended July 31, 2025 from $37.2 million in the same period last year. The number of retail stores operated by us decreased from 50 at July 31, 2024 to 47 at July 31, 2025. The increase in sales in our retail operations segment was the result of increased sales at our Karl Lagerfeld Paris stores. Comparable store sales, which include both stores and digital channels, increased at our Karl Lagerfeld Paris and DKNY stores compared to the same period in the prior year.

Gross profit was $250.5 million, or 40.8% of net sales, for the three months ended July 31, 2025, compared to $275.9 million, or 42.8% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 38.9% in the three months ended July 31, 2025 compared to 41.2% in the same period last year. The gross profit percentage in the current year period decreased due to the impact of tariffs and product mix. The gross profit percentage in our retail operations segment was 52.4% for the three months ended July 31, 2025 compared to 54.4% for the same period last year. The gross profit percentage in the current year period was negatively impacted by reduced gross profit from digital sales of our G.H. Bass products.

Selling, general and administrative expenses decreased to $226.8 million in the three months ended July 31, 2025 from $229.0 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment decreased to $205.9 million from $207.4 million in the comparable period last year. The decrease in expenses was primarily due to decreases of (i) $7.0 million in compensation expenses, primarily due to a decrease in bonus expense accruals and (ii) $1.5 million in advertising expenses, primarily due to reduced royalty advertising expenses resulting from lower net sales of licensed product in the current period. These decreases were partially offset by an increase of $3.7 million in third-party warehouse and facility expenses. Selling, general and administrative expenses of our retail operations segment decreased to $20.9 million from $21.6 million in the comparable period last year. The decrease in expenses is primarily due to decreases of (i) $0.9 million in third-party warehouse and facility expenses and (ii) $0.7 million in compensation expenses that were partially offset by a $0.9 million increase in advertising expenses.

Depreciation and amortization was $7.3 million for the three months ended July 31, 2025 compared to $5.4 million in the same period last year. This increase primarily results from higher depreciation related to fixturing costs at department stores.

Other loss was $0.7 million in the three months ended July 31, 2025 compared to other loss of $3.0 million in the same period last year. Other loss in the current period consisted of $2.0 million of losses from unconsolidated affiliates during the current period compared to $2.2 million of losses from unconsolidated affiliates in the same period last year. Additionally, other loss in the current period consisted of $1.3 million of foreign currency income during the current year period compared to $1.3 million of foreign currency loss in the same period last year.

Interest and financing charges, net, for the three months ended July 31, 2025 provided income of $0.3 million compared to expense of $4.9 million in the same period last year. The decrease in interest and financing charges was primarily due to a $7.9 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Senior Secured Notes due 2025 in August 2024 that was partially offset by a $3.4 million decrease in investment income from having a larger cash position in the prior year’s period compared to the current period.

Income tax expense was $5.0 million for the three months ended July 31, 2025 compared to $9.4 million for the same period last year. Our effective tax rate increased to 31.2% in the current year’s quarter from 28.1% in last year’s comparable quarter. The higher effective tax rate in the current year period was due to the impact of permanent tax adjustments on the annual effective tax rate and discrete items in the quarter.

Six months ended July 31, 2025 compared to six months ended July 31, 2024

Net sales for the six months ended July 31, 2025 decreased to $1.20 billion from $1.25 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $1.15 billion for the six months ended July 31, 2025 from $1.22 billion in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $110.2 million of our Calvin Klein and Guess licensed products, due in part to several expired licenses that are not part of our go-forward business, as well as third-party private label products. These decreases were partially offset by increases in net sales of $57.6 million of our Karl Lagerfeld, DKNY and Donna Karan products. The increase in sales of Karl Lagerfeld products was primarily related to sportswear and shoes categories. The increase in sales of DKNY products was primarily related to jeanswear, sports and swimwear categories. The increase in sales of Donna Karan products was primarily related to the dress category.

Net sales of our retail operations segment increased to $77.4 million for the six months ended July 31, 2025 from $67.7 million in the same period last year. The number of retail stores operated by us decreased from 50 at July 31, 2024 to 47 at July 31, 2025. The increase in sales in our retail operations segment was the result of increased sales at our DKNY and Karl Lagerfeld Paris stores. Comparable store sales, which include both stores and digital channels, increased at our DKNY and Karl Lagerfeld Paris stores compared to the same period in the prior year.

Gross profit was $497.0 million, or 41.5% of net sales, for the six months ended July 31, 2025, compared to $534.8 million, or 42.6% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 39.6% in the six months ended July 31, 2025 compared to 41.1% in the same period last year. The gross profit percentage in the current period decreased due to the impact of tariffs and product mix. The gross profit percentage in our retail operations segment was 52.9% for the six months ended July 31, 2025 compared to 51.1% for the same period last year. The gross profit percentage in the current period was positively impacted from a better product assortment as well as increased digital sales of our Donna Karan products which have higher average unit retail prices.

Selling, general and administrative expenses decreased to $458.3 million in the six months ended July 31, 2025 from $465.7 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment decreased to $415.6 million from $423.0 million in the comparable period last year. The decrease in expenses was primarily due to decreases of (i) $10.4 million in compensation expenses, primarily due to a decrease in bonus expense accruals and (ii) $7.3 million in advertising expenses, primarily due to the relaunch of the Donna Karan brand and higher spending on the DKNY brand in the prior year’s period and reduced royalty advertising expenses resulting from lower net sales of licensed product in the current period. These decreases were partially offset by increases of (i) $3.2 million in third-party warehouse and facility expenses and (ii) $2.8 million in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain customers due to bankruptcy, including Hudson’s Bay Company. Selling, general and administrative expenses of our retail operations segment increased to $42.7 million from $42.6 million in the comparable period last year.

Depreciation and amortization was $13.9 million for the six months ended July 31, 2025 compared to $14.1 million in the same period last year.

Other income was $2.8 million in the six months ended July 31, 2025 compared to other loss of $3.2 million in the same period last year. Other income in the current period consisted of $3.2 million of foreign currency income during the current year period compared to $0.7 million of foreign currency loss in the same period last year. Additionally, other income in the current period consisted of $0.4 million of losses from unconsolidated affiliates during the current period compared to $3.1 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2025 were $0.2 million compared to $10.3 million in the same period last year. The decrease in interest and financing charges was primarily due to a $15.8 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Senior Secured Notes due 2025 in August 2024 that was partially offset by a $7.5 million decrease in investment income from having a larger cash position in the prior year’s period compared to the current period.

Income tax expense was $8.7 million for the six months ended July 31, 2025 compared to $11.8 million for the same period last year. Our effective tax rate increased to 31.7% in the current year’s period from 28.3% in last year’s comparable period. The higher effective tax rate in the current period was due to the impact of permanent tax adjustments on the annual effective tax rate and discrete items in the period.

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

As of July 31, 2025, we had cash and cash equivalents of $301.8 million and availability under our revolving credit facility of approximately $530 million. As of July 31, 2025, we were in compliance with all covenants under our revolving credit facility.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term

Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. As of July 31, 2025, interest under the Third ABL Credit Agreement was being paid at an average rate of 8.0% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restricts our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of July 31, 2025, we were in compliance with these covenants.

As of July 31, 2025, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2025, there were $0.6 million outstanding trade letters of credit and $2.6 million of standby letters of credit.

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

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2025, the Company had an aggregate outstanding balance of €4.4 million ($5.2 million) under these unsecured loans.

Overdraft Facilities

Certain of our foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the EURIBOR plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by us or HSBC Bank. Certain of our foreign entities have also entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2025, the Company had an aggregate of €3.5 million ($4.1 million) drawn under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of July 31, 2025, we had an aggregate balance of €5.3 million ($6.2 million) in borrowings outstanding under these credit facilities.

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

We had no borrowings outstanding under our Third ABL Credit Agreement at July 31, 2025 and 2024, respectively. We redeemed the entire $400 million principal amount of the Notes in August 2024. We had $400 million in borrowings outstanding under the Notes at July 31, 2024. Our contingent liability under open letters of credit was approximately $3.3 million and $9.1 million at July 31, 2025 and 2024, respectively. We had an aggregate of €4.4 million ($5.2 million) and €7.2 million ($7.8 million) outstanding under our various unsecured loans as of July 31, 2025 and 2024, respectively. We had €3.5 million ($4.1 million) and €7.4 million ($7.9 million) outstanding under our overdraft facilities as of July 31, 2025 and 2024, respectively. We had €5.3 million ($6.2 million) outstanding under our foreign credit facilities as of July 31, 2025. We had no borrowings outstanding under our foreign credit facilities as of July 31, 2024.

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

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the six months ended July 31, 2025, we acquired 1,948,425 of our shares of common stock for an aggregate purchase price of $44.3 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of July 31, 2025, we had remaining 5,841,743 shares that are authorized for purchase under this program. As of September 3, 2025, we had 42,215,473 shares of common stock outstanding.

Cash from Operating Activities

We generated $168.9 million in cash from operating activities during the six months ended July 31, 2025, primarily as a result of our net income of $18.7 million, an increase of $170.5 million in accounts payable and accrued expenses and a decrease of $149.8 million in accounts receivable. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $13.9 million and share-based compensation of $11.0 million. These items were offset, in part, by an increase of $161.7 million in inventories and a decrease of $19.3 million in customer refund liabilities.

The changes in operating cash flow items are consistent with our seasonal pattern of building up inventory for the fall shipping season resulting in the increase in inventory and accounts payable. Our accounts receivable and customer refund liabilities decreased because we experience lower sales in our first and second quarters than in our third and fourth quarters.

Cash from Investing Activities

We used $19.2 million of cash in investing activities during the six months ended July 31, 2025. We had $18.4 million in capital expenditures primarily related to leasehold improvement expenditures.

Cash from Financing Activities

Net cash used by financing activities was $41.3 million during the six months ended July 31, 2025 primarily as a result of $44.3 million of cash used to repurchase 1,948,425 shares of our common stock under our share repurchase program, excluding excise tax, and $4.9 million for taxes paid in connection with net share settlements of stock grants that vested. These items were offset, in part, by net proceeds of $8.0 million under our various foreign facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2025 are those that depend most heavily on these judgments and estimates. As of July 31, 2025, there have been no material changes to our critical accounting policies.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2025 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of July 31, 2025, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended July 31, 2025.

Date Purchased	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Share Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that may yet be Purchased Under the Program (1)
May 1 - May 31, 2025	—	$—	—	6,982,731
June 1 - June 30, 2025	1,140,988	21.60	1,140,988	5,841,743
July 1 - July 31, 2025	—	—	—	5,841,743
	1,140,988	$24.96	1,140,988	5,841,743
(1)In August 2023, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 5.        Other Information

During the three months ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2025.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 5, 2025	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 5, 2025	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer