Form 10-Q
period 2025-10-31
G III APPAREL GROUP LTD /DE/
filed 2025-12-09
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

or

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

As of December 3, 2025, there were 42,189,287 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	October 31,	January 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$184,063	$104,686	$181,440
Accounts receivable, net of allowance for doubtful accounts of $1,997, $1,355 and $7,588, respectively	771,746	879,681	624,752
Inventories	547,092	532,463	478,086
Prepaid income taxes	9,122	9,207	2,487
Prepaid expenses and other current assets	46,241	55,183	48,589
Total current assets	1,558,264	1,581,220	1,335,354
Investments in unconsolidated affiliates	117,447	109,911	105,360
Property and equipment, net	79,816	70,298	69,318
Operating lease assets	259,504	286,232	255,180
Other assets, net	64,522	47,246	66,577
Other intangibles, net	25,125	28,232	27,093
Deferred income tax assets, net	15,460	26,964	15,439
Trademarks	638,575	633,508	608,913
Total assets	$2,758,713	$2,783,611	$2,483,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$4,067	$10,277	$3,114
Accounts payable	334,284	239,882	228,154
Accrued expenses	152,109	160,059	137,788
Customer refund liabilities	89,849	88,323	79,985
Current operating lease liabilities	53,360	55,479	50,268
Income tax payable	34,859	45,730	10,686
Other current liabilities	418	571	495
Total current liabilities	668,946	600,321	510,490
Notes payable	6,493	213,898	3,045
Deferred income tax liabilities, net	54,399	51,442	48,083
Noncurrent operating lease liabilities	221,559	246,834	221,257
Other noncurrent liabilities	18,189	22,390	20,878
Total liabilities	969,586	1,134,885	803,753

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	469,650	456,839	467,692
Accumulated other comprehensive income (loss)	22,922	3,420	(25,519)
Retained earnings	1,452,969	1,304,894	1,353,678
Common stock held in treasury, at cost - 7,206, 5,511 and 5,509 shares, respectively	(156,678)	(116,691)	(116,634)
Total stockholders' equity	1,789,127	1,648,726	1,679,481
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,758,713	$2,783,611	$2,483,234

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$988,649	$1,086,759	$2,185,524	$2,341,261
Cost of goods sold	607,116	654,628	1,306,976	1,374,363
Gross profit	381,533	432,131	878,548	966,898
Selling, general and administrative expenses	260,429	259,240	718,769	724,891
Depreciation and amortization	7,196	6,556	21,095	20,704
Asset impairments	1,607	—	1,607	—
Operating profit	112,301	166,335	137,077	221,303
Other income (loss)	1,412	942	4,167	(2,233)
Interest and financing charges, net	(229)	(6,358)	(386)	(16,658)
Income before income taxes	113,484	160,919	140,858	202,412
Income tax expense	32,891	46,151	41,567	57,903
Net income	80,593	114,768	99,291	144,509
Less: loss attributable to noncontrolling interests	—	—	—	(273)
Net income attributable to G-III Apparel Group, Ltd.	$80,593	$114,768	$99,291	$144,782

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$1.91	$2.62	$2.31	$3.24
Weighted average number of shares outstanding	42,254	43,885	42,917	44,640

Diluted:
Net income per common share	$1.84	$2.55	$2.23	$3.17
Weighted average number of shares outstanding	43,898	44,954	44,529	45,719

Net income	$80,593	$114,768	$99,291	$144,509
Other comprehensive income (loss):
Foreign currency translation adjustments	(593)	15,489	48,441	6,589
Other comprehensive income (loss)	(593)	15,489	48,441	6,589
Comprehensive income	$80,000	$130,257	$147,732	$151,098
Comprehensive loss attributable to noncontrolling interests:
Net loss	—	—	—	(273)
Foreign currency translation adjustments	—	—	—	38
Comprehensive loss attributable to noncontrolling interests	—	—	—	(235)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$80,000	$130,257	$147,732	$150,863

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Income (Loss)	Earnings	Treasury	Total

	(Unaudited)
	(In thousands)
Balance as of July 31, 2025	$264	$467,375	$23,515	$1,372,376	$(155,009)	$1,708,521
Equity awards vested, net	—	(3,760)	—	—	3,760	—
Share-based compensation expense	—	6,064	—	—	—	6,064
Taxes paid for net share settlements	—	(29)	—	—	—	(29)
Other comprehensive loss, net	—	—	(593)	—	—	(593)
Repurchases of common stock	—	—	—	—	(5,425)	(5,425)
Excise tax on stock repurchases	—	—	—	—	(4)	(4)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	80,593	—	80,593
Balance as of October 31, 2025	$264	$469,650	$22,922	$1,452,969	$(156,678)	$1,789,127

Balance as of July 31, 2024	$264	$451,005	$(12,069)	$1,190,126	$(116,691)	$1,512,635
Share-based compensation expense	—	5,834	—	—	—	5,834
Other comprehensive income, net	—	—	15,489	—	—	15,489
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	114,768	—	114,768
Balance as of October 31, 2024	$264	$456,839	$3,420	$1,304,894	$(116,691)	$1,648,726

Balance as of January 31, 2025	$264	$467,692	$(25,519)	$1,353,678	$(116,634)	$1,679,481
Equity awards vested, net	—	(10,100)	—	—	10,100	—
Share-based compensation expense	—	17,031	—	—	—	17,031
Taxes paid for net share settlements	—	(4,973)	—	—	—	(4,973)
Other comprehensive income, net	—	—	48,441	—	—	48,441
Repurchases of common stock	—	—	—	—	(49,770)	(49,770)
Excise tax on stock repurchases	—	—	—	—	(374)	(374)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	99,291	—	99,291
Balance as of October 31, 2025	$264	$469,650	$22,922	$1,452,969	$(156,678)	$1,789,127

Balance as of January 31, 2024	$264	$458,841	$(3,207)	$1,160,112	$(65,750)	$1,550,260
Equity awards vested, net	—	(9,668)	—	—	9,668	—
Share-based compensation expense	—	17,942	—	—	—	17,942
Taxes paid for net share settlements	—	(7,534)	—	—	—	(7,534)
Other comprehensive income, net	—	—	6,627	—	—	6,627
Repurchases of common stock	—	—	—	—	(59,973)	(59,973)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of non-controlling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	144,782	—	144,782
Balance as of October 31, 2024	$264	$456,839	$3,420	$1,304,894	$(116,691)	$1,648,726

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended October 31,
	2025	2024

	(Unaudited, in thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$99,291	$144,782
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,095	20,704
Loss on disposal of fixed assets	108	388
Non-cash operating lease costs	41,521	44,176
Asset impairments	1,607	—
Extinguishment of deferred financing costs	—	1,598
Equity gain in unconsolidated affiliates	(360)	2,758
Share-based compensation	17,031	17,942
Deferred financing charges and debt discount amortization	939	1,951
Deferred income taxes	6,296	990
Changes in operating assets and liabilities:
Accounts receivable, net	(146,994)	(317,318)
Inventories	(69,006)	(12,037)
Income taxes, net	17,538	23,203
Prepaid expenses and other current assets	3,783	13,949
Other assets, net	2,635	(730)
Customer refund liabilities	9,864	4,269
Operating lease liabilities	(42,463)	(44,270)
Accounts payable, accrued expenses and other liabilities	108,672	80,629
Net cash provided by (used in) operating activities	71,557	(17,016)

Cash flows from investing activities
Operating lease assets initial direct costs	(44)	(1,757)
Proceeds from sale of assets	—	733
Investment in equity interest of private company	(732)	(84,832)
Capital expenditures	(27,544)	(31,757)
Net cash used in investing activities	(28,320)	(117,613)

Cash flows from financing activities
Repayment of borrowings - revolving facility	—	(228,756)
Proceeds from borrowings - revolving facility	—	438,811
Repayment of borrowings - foreign facilities	(113,969)	(103,635)
Proceeds from borrowings - foreign facilities	117,469	97,338
Repayment of borrowings - senior secured notes	—	(400,000)
Payment of financing costs	—	(3,785)
Purchase of treasury shares	(49,770)	(59,973)
Taxes paid for net share settlements	(4,973)	(7,534)
Net cash used in financing activities	(51,243)	(267,534)

Foreign currency translation adjustments	10,629	(980)
Net increase (decrease) in cash and cash equivalents	2,623	(403,143)
Cash and cash equivalents at beginning of period	181,440	507,829
Cash and cash equivalents at end of period	$184,063	$104,686

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$2,794	$26,036
Income tax payments, net	$25,514	$29,691
Excise tax liability related to stock repurchases	$374	$636

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

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, Sonia Rykiel, a Swiss corporation that is wholly-owned by the Company, AWWG and certain other subsidiaries of the Company report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, Sonia Rykiel, AWWG and certain other subsidiaries of the Company are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the nine-month period ended October 31, 2025, the results of KLH, Vilebrequin, Sonia Rykiel, AWWG and certain other subsidiaries of the Company are included for the nine-month period ended September 30, 2025. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2026 and 2025, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods, respectively, and ended on November 1, 2025 and November 2, 2024, respectively.

The results for the three and nine months ended October 31, 2025 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s accounts receivable and allowance for doubtful accounts as of October 31, 2025, October 31, 2024 and January 31, 2025 were:

	October 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$773,030	$713	$773,743
Allowance for doubtful accounts	(1,929)	(68)	(1,997)
Accounts receivable, net	$771,101	$645	$771,746

	October 31, 2024
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$879,572	$1,464	$881,036
Allowance for doubtful accounts	(1,217)	(138)	(1,355)
Accounts receivable, net	$878,355	$1,326	$879,681

	January 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$631,463	$877	$632,340
Allowance for doubtful accounts	(7,520)	(68)	(7,588)
Accounts receivable, net	$623,943	$809	$624,752

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

During the nine months ended October 31, 2025, accounts receivable balances of $8.4 million were deemed uncollectable and written off against the allowance primarily due to the bankruptcy of certain customers within the Company’s wholesale operations segment, including Hudson’s Bay Company.

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses, net	(2,791)	—	(2,791)
Accounts written off as uncollectible	8,382	—	8,382
Balance as of October 31, 2025	$(1,929)	$(68)	$(1,997)

Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	143	(75)	68
Accounts written off as uncollectible	48	—	48
Balance as of October 31, 2024	$(1,217)	$(138)	$(1,355)

Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses, net	(6,160)	(5)	(6,165)
Accounts written off as uncollectible	48	—	48
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $9.1 million, $10.6 million and $13.2 million as of October 31, 2025, October 31, 2024 and January 31, 2025, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $4.8 million, $5.6 million and $5.9 million at October 31, 2025, October 31, 2024 and January 31, 2025, respectively. The Company reflects this inventory on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		October 31,	October 31,	January 31,	October 31,	October 31,	January 31,
Financial Instrument	Level	2025	2024	2025	2025	2024	2025

		(In thousands)
Revolving credit facility	2	$—	$210,055	$—	$—	$210,055	$—
Unsecured loans	2	4,585	7,326	6,159	4,585	7,326	6,159
Overdraft facilities	2	—	4,608	—	—	4,608	—
Foreign credit facilities	2	5,975	2,186	—	5,975	2,186	—

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

The Company’s operating lease assets and liabilities as of October 31, 2025, October 31, 2024 and January 31, 2025 consist of the following:

Leases	Classification	October 31, 2025	October 31, 2024	January 31, 2025

		(In thousands)
Assets
Operating	Operating lease assets	$259,504	$286,232	$255,180

Liabilities
Current operating	Current operating lease liabilities	$53,360	$55,479	$50,268
Noncurrent operating	Noncurrent operating lease liabilities	221,559	246,834	221,257
Total lease liabilities		$274,919	$302,313	$271,525

The Company recorded lease costs of $18.3 million and $54.3 million during the three and nine months ended October 31, 2025. The Company recorded lease costs of $19.0 million and $55.2 million during the three and nine months ended October 31, 2024. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $4.5 million and $12.4 million for the three and nine months ended October 31, 2025. The Company recorded variable lease costs and short-term lease costs of $5.0 million and $16.1 million for the three and nine months ended October 31, 2024. Short-term lease costs are immaterial.

As of October 31, 2025, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2030 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2026	$17,296
2027	68,114
2028	57,329
2029	45,564
2030	32,640
After 2030	115,091
Total lease payments	$336,034
Less: Interest	61,115
Present value of lease liabilities	$274,919

As of October 31, 2025, there are no material leases that are legally binding but have not yet commenced.

As of October 31, 2025, the weighted average remaining lease term related to operating leases is 6.4 years. The weighted average discount rate related to operating leases is 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities was $57.3 million and $58.9 million during the nine months ended October 31, 2025 and 2024, respectively. Right-of-use assets obtained in exchange for lease obligations were $35.4 million and $108.7 million during the nine months ended October 31, 2025 and 2024, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. There were no shares of common stock excluded from the diluted net income per share calculation for the three months ended October 31, 2025. Approximately 5,500 shares of common stock have been excluded from the diluted net income per share calculation for the nine months ended October 31, 2025. There were no shares of common stock excluded from the diluted net income per share calculation for the three and nine months ended October 31, 2024.

All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$80,593	$114,768	$99,291	$144,782
Basic net income per share:
Basic common shares	42,254	43,885	42,917	44,640
Basic net income per share	$1.91	$2.62	$2.31	$3.24

Diluted net income per share:
Basic common shares	42,254	43,885	42,917	44,640
Dilutive restricted stock unit awards and stock options	1,644	1,069	1,612	1,079
Diluted common shares	43,898	44,954	44,529	45,719
Diluted net income per share	$1.84	$2.55	$2.23	$3.17

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	October 31, 2025	October 31, 2024	January 31, 2025

	(In thousands)
Revolving credit facility	$—	$210,055	$—
Unsecured loans	4,585	7,326	6,159
Overdraft facilities	—	4,608	—
Foreign credit facilities	5,975	2,186	—
Subtotal	10,560	224,175	6,159
Less: Current portion of long-term debt	(4,067)	(10,277)	(3,114)
Total	$6,493	$213,898	$3,045

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of October 31, 2025, interest under the Third ABL Credit Agreement was being paid at an average rate of 7.98% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of October 31, 2025, the Company was in compliance with these covenants.

As of October 31, 2025, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of October 31, 2025, there were no outstanding trade letters of credit and $2.4 million of standby letters of credit.

The Company has a total of $5.6 million debt issuance costs related to its Third ABL Credit Agreement. As permitted under Accounting Standards Codification (“ASC”) 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement. Total debt issuance costs, net of amortization, were $4.5 million, $5.2 million and $5.4 million as of October 31, 2025, October 31, 2024 and January 31, 2025.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2025, the Company had an aggregate outstanding balance of €3.9 million ($4.6 million) under these unsecured loans.

Overdraft Facilities

Certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. Additionally, certain of the Company’s foreign entities entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2025, the Company had no borrowings outstanding under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of October 31, 2025, the Company had an aggregate of €5.1 million ($6.0 million) drawn under these credit facilities.

NOTE 8 – SUPPLY CHAIN FINANCE PROGRAM

The Company has a voluntary supply chain finance program (the “SCF Program”) administered through a third-party platform. The Company’s payment obligations confirmed under the SCF Program are due to a financial intermediary that will remit payment to the Company’s suppliers. The SCF Program also provides participating suppliers with the option to sell their receivables due from the Company, at their sole discretion, to a third-party financial institution at terms negotiated between the supplier and the financial institution. The Company is not a party to the agreements between the suppliers and the financial institution. The Company’s payment obligations to its suppliers, including the amounts due and payment terms, which generally do not exceed 75 days, are not impacted by a suppliers’ participation in the SCF Program. There are no assets pledged as security or other forms of guarantees provided specifically under the SCF Program, however the obligations under the SCF Program benefit from guarantees and collateral provided under our revolving credit facility to which the financial institutions involved in the SCF Program are a party.

The Company’s outstanding payment obligations under its SCF Program are recorded within accounts payable in the Company’s condensed consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities within the Company’s condensed consolidated statements of cash flows. As of October 31, 2025, the Company had $131.2 million of payment obligations outstanding under the SCF Program. During the three and nine months ended October 31, 2025, the Company settled obligations of $307.2 million and $438.8 million through the SCF Program, respectively.

The following supply chain finance program activity is presented for the nine-month period indicated below:

October 31, 2025
(In thousands)
Confirmed obligations outstanding at beginning of period	$—
Invoices confirmed during the period	570,026
Confirmed invoices paid during the period	(438,818)
Confirmed obligations outstanding at end of period	$131,208

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. As of October 31, 2025, revenues from license agreements related to trademarks associated with the Company’s owned brands represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. Total contract liabilities were $4.6 million, $4.6 million and $5.9 million at October 31, 2025, October 31, 2024 and January 31, 2025, respectively. The Company recognized $3.7 million in revenue for the three months ended October 31, 2025 related to contract liabilities that existed at July 31, 2025. The Company recognized $4.6 million in revenue for the nine months ended October 31, 2025 related to contract liabilities that existed at January 31, 2025. There were no contract assets recorded as of October 31, 2025, October 31, 2024 and January 31, 2025. Substantially all of the advance payments from licensees as of October 31, 2025 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three and nine month periods indicated below:

	Three Months Ended October 31, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$977,308	$45,666	$(34,325)	$988,649
Cost of goods sold	618,984	22,457	(34,325)	607,116
Gross profit	358,324	23,209	—	381,533
Selling, general and administrative expenses:
Compensation	91,751	7,156	—	98,907
Facility fees	57,828	8,064	—	65,892
Advertising	37,818	5,165	—	42,983
Other segment items(2)	48,634	4,013	—	52,647
Total selling, general and administrative expenses	236,031	24,398	—	260,429
Depreciation and amortization	6,311	885	—	7,196
Asset impairments	1,607	—	—	1,607
Operating profit (loss)	$114,375	$(2,074)	$—	$112,301

	Three Months Ended October 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,066,635	$42,333	$(22,209)	$1,086,759
Cost of goods sold	656,659	20,178	(22,209)	654,628
Gross profit	409,976	22,155	—	432,131
Selling, general and administrative expenses:
Compensation	94,297	7,588	—	101,885
Facility fees	62,056	8,416	—	70,472
Advertising	39,043	3,435	—	42,478
Other segment items(2)	40,232	4,173	—	44,405
Total selling, general and administrative expenses	235,628	23,612	—	259,240
Depreciation and amortization	5,674	882	—	6,556
Operating profit (loss)	$168,674	$(2,339)	$—	$166,335

	Nine Months Ended October 31, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,128,979	$123,101	$(66,556)	$2,185,524
Cost of goods sold	1,314,595	58,937	(66,556)	1,306,976
Gross profit	814,384	64,164	—	878,548
Selling, general and administrative expenses:
Compensation	283,447	21,448	—	304,895
Facility fees	153,740	23,980	—	177,720
Advertising	87,028	11,691	—	98,719
Other segment items(2)	127,436	9,999	—	137,435
Total selling, general and administrative expenses	651,651	67,118	—	718,769
Depreciation and amortization	18,474	2,621	—	21,095
Asset impairments	1,607	—	—	1,607
Operating profit (loss)	$142,652	$(5,575)	$—	$137,077

	Nine Months Ended October 31, 2024
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$2,284,710	$110,060	$(53,509)	$2,341,261
Cost of goods sold	1,374,544	53,328	(53,509)	1,374,363
Gross profit	910,166	56,732	—	966,898
Selling, general and administrative expenses:
Compensation	296,356	22,854	—	319,210
Facility fees	154,788	24,835	—	179,623
Advertising	95,533	7,910	—	103,443
Other segment items(2)	111,968	10,647	—	122,615
Total selling, general and administrative expenses	658,645	66,246	—	724,891
Depreciation and amortization	17,113	3,591	—	20,704
Operating profit (loss)	$234,408	$(13,105)	$—	$221,303

(1)Represents intersegment sales to the Company’s retail operations segment.
(2)Other segment items include design and product development costs, professional fees, office expenses, freight and packaging and other selling, general and administrative expenses.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024

	(In thousands)
Licensed brands	$479,241	$560,780	$924,414	$1,109,630
Proprietary brands	498,067	505,855	1,204,565	1,175,080
Wholesale net sales	$977,308	$1,066,635	$2,128,979	$2,284,710

Proprietary brands	$45,666	$42,333	$123,101	$110,060
Retail net sales	$45,666	$42,333	$123,101	$110,060

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels and relative sales levels, among other factors. The method of allocation has been applied consistently on a period-to-period basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	October 31, 2025	October 31, 2024	January 31, 2025

	(In thousands)
Wholesale	$1,617,970	$1,611,042	$1,508,111
Retail	94,437	115,505	97,226
Corporate	1,046,306	1,057,064	877,897
Total assets	$2,758,713	$2,783,611	$2,483,234

Capital expenditures during the nine months ended October 31, 2025 for the wholesale operations segment and retail operations segment were $26.1 million and $1.4 million, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended October 31, 2025, the Company issued no shares of common stock and utilized 183,665 shares of treasury stock in connection with the vesting of equity awards. For the three months ended October 31, 2024, the Company issued no shares of common stock and utilized no shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2025, the Company issued no shares of common stock and utilized 460,856 shares of treasury stock in connection with the vesting of equity awards. For the nine months ended October 31, 2024, the Company issued no shares of common stock and utilized 366,714 shares of treasury stock in connection with the vesting of equity awards.

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

NOTE 13 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended October 31, 2025.

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

NOTE 14 – SUBSEQUENT EVENTS

On December 4, 2025, the Company's Board of Directors declared a cash dividend of $0.10 per share. The dividend will be paid on December 29, 2025 to all stockholders of record as of December 15, 2025.

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

Each of Vilebrequin, KLH, Sonia Rykiel, AWWG and certain other subsidiaries report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, Sonia Rykiel, AWWG and certain other subsidiaries are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the nine-month period ended October 31, 2025, the results of Vilebrequin, KLH, Sonia Rykiel, AWWG and certain other subsidiaries are included for the nine-month period ended September 30, 2025. Our retail operations segment reports on a 52/53 week fiscal year. For fiscal 2026 and 2025, the three and nine-month periods for the retail operations segment were each 13-week and 39-week periods, respectively, and ended on November 1, 2025 and November 2, 2024, respectively.

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather brands. As of October 31, 2025, our retail operations segment consisted of 47 company-operated stores for our DKNY and Karl Lagerfeld Paris brands, substantially all of which are operated as outlet stores in North America.

Trends Affecting Our Business

Tariffs

Beginning in April 2025, the United States announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries, including China, Vietnam and Indonesia, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries have announced or are otherwise considering retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. During fiscal 2025, approximately 76% of our product was sourced from China, Vietnam and Indonesia.

Additional tariffs imposed on imports are causing importers to shift production, if possible, to lower tariff territories, impacting the importers’ ability to plan as well as the capacity of our ocean carriers. The recent changes to tariffs are increasing costs for importers, impacting demand and affecting ocean container shipping due to limited alternatives for moving goods.

We continue to monitor these changing tariffs and trade restrictions. We are taking steps to mitigate the impact of new and increased tariffs by working with our long standing vendors to participate in the increased costs, increasing prices where possible and continuing to look for alternative sourcing options.

Industry Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding digital sales and providing convenience-driven fulfillment options, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

We distribute our products through multiple channels, including online through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates a significant online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos. We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Wilsons Leather and Sonia Rykiel brands. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our own websites and third party websites and through social media. We continue to invest in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint.

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

In fiscal 2025, we experienced a $188.4 million decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products which were more than offset by a $254.4 million increase in net sales of our DKNY, Karl Lagerfeld and Donna Karan products, the latter of which we relaunched in Spring 2024. In fiscal 2024, we experienced a $278.4 million decrease in net sales of Calvin Klein and Tommy Hilfiger licensed products which were partially offset by a $139.1 million increase in net sales of our DKNY and Karl Lagerfeld products. While our recent ability to offset decreases in net sales of Calvin Klein and Tommy Hilfiger licensed products either in full or in part does not guarantee our ability to continue to do so in the future, we believe we will achieve strong growth of our owned brands, which we also recognize higher gross profit percentages on. We continue to take strategic actions to mitigate the loss of this business by continuing to develop and expand our owned brands, such as DKNY, Donna Karan and Karl Lagerfeld, through new product lines, marketing initiatives, international growth and executing on digital channel business opportunities. We also seek to expand sales in our go-forward portfolio of licensed brands, including our team sports business, as well as through our recent licenses for the Nautica, Halston and Champion brands that launched in fiscal 2025 and the Converse and BCBG brands that launched in fiscal 2026.

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

Tax Laws and Regulations

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2029. The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, and makes modifications to the international tax framework. We recognized the impact of the OBBBA in our second fiscal quarter ended July 31, 2025, the period in which the legislation was enacted. The impact of the OBBBA was immaterial to our provision for income taxes for the three and nine months ended October 31, 2025 and our condensed consolidated balance sheet as of October 31, 2025.

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

The Federal Reserve increased interest rates several times in fiscal 2024 in response to concerns about inflation. The Federal Reserve decreased interest rates in both fiscal 2025 and fiscal 2026, however it is unclear whether the Federal Reserve will reduce, increase or maintain the current rates in the future. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Results of Operations

Three months ended October 31, 2025 compared to three months ended October 31, 2024

Net sales for the three months ended October 31, 2025 decreased to $988.6 million from $1.09 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $977.3 million for the three months ended October 31, 2025 from $1.07 billion in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $122.5 million of our Calvin Klein and Tommy Hilfiger licensed products, due in part to several expired licenses that are not part of our go-forward business, as well as in DKNY and third-party private label products. These decreases were partially offset by increases in net sales of $33.0 million of our Karl Lagerfeld and Donna Karan products as well as our Converse and BCBG licensed products, the latter two of which launched during fiscal 2026. The increase in sales of Karl Lagerfeld products was primarily related to sportswear, men’s outerwear and dress categories. The increase in sales of Donna Karan products was primarily related to sportswear and suits categories.

Net sales of our retail operations segment increased to $45.7 million for the three months ended October 31, 2025 from $42.3 million in the same period last year. The number of retail stores operated by us decreased from 51 at October 31, 2024 to 47 at October 31, 2025. The increase in sales in our retail operations segment was the result of increased sales through our Donna Karan website and Karl Lagerfeld Paris stores, partially offset by decreases in our DKNY store sales. Comparable store sales, which include both stores and digital channels, increased for DKNY and Karl Lagerfeld Paris compared to the same period in the prior year.

Gross profit was $381.5 million, or 38.6% of net sales, for the three months ended October 31, 2025, compared to $432.1 million, or 39.8% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 36.7% in the three months ended October 31, 2025 compared to 38.4% in the same period last year. The gross profit percentage in the current year period decreased due to the impact of tariffs. The gross profit percentage in our retail operations segment was 50.8% for the three months ended October 31, 2025 compared to 52.3% for the same period last year. The gross profit percentage in the current year period was negatively impacted by tariffs and reduced gross profit from digital sales of our G.H. Bass products. The G.H. Bass digital business will be transitioning to a licensee in the next fiscal year.

Selling, general and administrative expenses increased to $260.4 million in the three months ended October 31, 2025 from $259.2 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment increased to $236.0 million from $235.6 million in the comparable period last year. The increase in expenses was primarily due to an increase of $4.7 million in professional fees related to a potential strategic opportunity that did not come to fruition and legal fees. This increase was offset in part primarily by a decrease of $4.2 million in third-party warehouse and facility expenses related to lower net sales. Selling, general and administrative expenses of our retail operations segment increased to $24.4 million from $23.6 million in the comparable period last year.

Depreciation and amortization was $7.2 million for the three months ended October 31, 2025 compared to $6.6 million in the same period last year.

In the third quarter of fiscal 2026, we recorded $1.6 million of asset impairments in our wholesale operations segment. This charge was primarily related to the write-off of assets related to an e-commerce platform that was replaced by a new platform.

Other income was $1.4 million in the three months ended October 31, 2025 compared to other income of $0.9 million in the same period last year. Other income in the current period consisted of $0.8 million of income from unconsolidated affiliates compared to $0.3 million of income from unconsolidated affiliates in the same period last year. Additionally, other income in the current period consisted of $0.6 million of foreign currency income during the current year period compared to $0.5 million of foreign currency income in the same period last year.

Interest and financing charges, net, for the three months ended October 31, 2025 were $0.2 million compared to $6.4 million in the same period last year. The decrease in interest and financing charges was primarily due to a $3.6 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Senior Secured Notes due 2025 in August 2024 and a $1.6 million charge to interest expense from extinguished debt issuance costs upon the redemption of the Notes recognized in the prior year’s third quarter.

Income tax expense was $32.9 million for the three months ended October 31, 2025 compared to $46.2 million for the same period last year. Our effective tax rate increased to 29.0% in the current year’s quarter from 28.7% in last year’s comparable quarter. The higher effective tax rate in the current year’s quarter was primarily due to the impact of permanent tax adjustments on the annual effective tax rate, partially offset by the favorable tax impact of discrete items in the quarter.

Nine months ended October 31, 2025 compared to nine months ended October 31, 2024

Net sales for the nine months ended October 31, 2025 decreased to $2.19 billion from $2.34 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $2.13 billion for the nine months ended October 31, 2025 from $2.28 billion in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $209.4 million of our Calvin Klein and Tommy Hilfiger licensed products, due in part to several expired licenses that are not part of our go-forward business, as well as in third-party private label products. These decreases were partially offset by increases in net sales of $58.6 million of our Karl Lagerfeld, DKNY and Donna Karan products. The increase in sales of Karl Lagerfeld products was primarily related to sportswear, shoes and men’s outerwear categories. The increase in sales of DKNY products was primarily related to outerwear, jeanswear and performance categories. The increase in sales of Donna Karan products was primarily related to the dress, handbags and sportswear categories.

Net sales of our retail operations segment increased to $123.1 million for the nine months ended October 31, 2025 from $110.1 million in the same period last year. The number of retail stores operated by us decreased from 51 at October 31, 2024 to 47 at October 31, 2025. The increase in sales in our retail operations segment was the result of increased sales through our Donna Karan website and Karl Lagerfeld Paris stores, partially offset by decreases in our DKNY store sales. Comparable store sales, which include both stores and digital channels, increased for DKNY and Karl Lagerfeld Paris compared to the same period in the prior year.

Gross profit was $878.5 million, or 40.2% of net sales, for the nine months ended October 31, 2025, compared to $966.9 million, or 41.3% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 38.3% in the nine months ended October 31, 2025 compared to 39.8% in the same period last year. The gross profit percentage in the current period decreased primarily due to the impact of tariffs. The gross profit percentage in our retail operations segment was 52.1% for the nine months ended October 31, 2025 compared to 51.1% for the same period last year. The gross profit percentage in the current period was positively impacted from an improved product assortment as well as increased digital sales of our Donna Karan products which have higher average unit retail prices.

Selling, general and administrative expenses decreased to $718.8 million in the nine months ended October 31, 2025 from $724.9 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment decreased to $651.7 million from $658.6 million in the comparable period last year. The decrease in expenses was primarily due to decreases of (i) $12.9 million in compensation expenses, primarily due to a decrease in bonus expense accruals and (ii) $8.5 million in advertising expenses, primarily due to the relaunch of the Donna Karan brand and higher spending on the DKNY brand in the prior year’s period and reduced royalty advertising expenses resulting from lower net sales of licensed product in the current period. These decreases were offset in part by increases of (i) $8.4 million in professional fees related to consulting fees related to new technologies, a potential strategic opportunity that did not come to fruition and legal fees and (ii) $3.3 million in bad debt expense primarily related to allowances recorded against the outstanding receivables of certain customers due to bankruptcy, including Hudson’s Bay Company. Selling, general and administrative expenses of our retail operations segment increased to $67.1 million from $66.2 million in the comparable period last year.

Depreciation and amortization was $21.1 million for the nine months ended October 31, 2025 compared to $20.7 million in the same period last year.

In fiscal 2026, we recorded $1.6 million of asset impairments in our wholesale operations segment. This charge was primarily related to the write-off of assets related to an e-commerce platform that was replaced by a new platform.

Other income was $4.2 million in the nine months ended October 31, 2025 compared to other loss of $2.2 million in the same period last year. Other income in the current period consisted of $3.8 million of foreign currency income during the current year period compared to $0.2 million of foreign currency loss in the same period last year. Additionally, other income in the current period consisted of $0.4 million of income from unconsolidated affiliates during the current period compared to $2.8 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the nine months ended October 31, 2025 were $0.4 million compared to $16.7 million in the same period last year. The decrease in interest and financing charges was primarily due to a $19.3 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Senior Secured Notes due 2025 in August 2024 and a $1.6 million charge to interest expense from extinguished debt issuance costs upon the redemption of the Notes recognized in the prior period last year. These decreases were partially offset by a $7.7 million decrease in investment income from having a larger cash position in the prior year’s period compared to the current period.

Income tax expense was $41.6 million for the nine months ended October 31, 2025 compared to $57.9 million for the same period last year. Our effective tax rate increased to 29.5% in the current year’s period from 28.6% in last year’s comparable period. The higher effective tax rate in the current year period was primarily due to the impact of permanent tax adjustments on the annual effective tax rate.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations, payments of cash dividends to stockholders and income tax payments. We have also used cash to repurchase our shares and make strategic investments.

As of October 31, 2025, we had cash and cash equivalents of $184.1 million and availability under our revolving credit facility of approximately $700 million. As of October 31, 2025, we were in compliance with all covenants under our revolving credit facility. On December 4, 2025, our Board of Directors declared a cash dividend of $0.10 per share. The dividend will be paid on December 29, 2025 to all stockholders of record as of December 15, 2025.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. As of October 31, 2025, interest under the Third ABL Credit Agreement was being paid at an average rate of 7.98% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restricts our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of October 31, 2025, we were in compliance with these covenants.

As of October 31, 2025, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of October 31, 2025, there were no outstanding trade letters of credit and $2.4 million of standby letters of credit.

We have a total of $5.6 million debt issuance costs related to our Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement. Total debt issuance costs, net of amortization, were $4.5 million, $5.2 million and $5.4 million as of October 31, 2025, October 31, 2024 and January 31, 2025, respectively.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of October 31, 2025, the Company had an aggregate outstanding balance of €3.9 million ($4.6 million) under these unsecured loans.

Overdraft Facilities

Certain of our foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the EURIBOR plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by us or HSBC Bank. Certain of our foreign entities have also entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF

4.7 million at varying interest rates of 0% to 0.5%. As of October 31, 2025, the Company had no borrowings outstanding under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of October 31, 2025, we had an aggregate balance of €5.1 million ($6.0 million) in borrowings outstanding under these credit facilities.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. The primary sources to meet our operating cash requirements have been borrowings under the revolving credit facility and cash generated from operations.

We had no borrowings outstanding under our Third ABL Credit Agreement at October 31, 2025. We had $210.1 million in borrowings outstanding under our Third ABL Credit Agreement at October 31, 2024. We redeemed the entire $400 million principal amount of the Notes in August 2024. Our contingent liability under open letters of credit was approximately $2.4 million and $9.0 million at October 31, 2025 and 2024, respectively. We had an aggregate of €3.9 million ($4.6 million) and €6.0 million ($7.3 million) outstanding under our various unsecured loans as of October 31, 2025 and 2024, respectively. We had no borrowings outstanding under our overdraft facilities as of October 31, 2025. We had €4.1 million ($4.6 million) outstanding under our overdraft facilities as of October 31, 2024. We had €5.1 million ($6.0 million) and €2.0 million ($2.2 million) outstanding under our foreign credit facilities as of October 31, 2025 and 2024, respectively.

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

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the nine months ended October 31, 2025, we acquired 2,158,276 of our shares of common stock for an aggregate purchase price of $49.8 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of October 31, 2025, we had remaining 5,631,892 shares that are authorized for purchase under this program. As of December 3, 2025, we had 42,189,287 shares of common stock outstanding.

Cash from Operating Activities

We generated $71.6 million in cash from operating activities during the nine months ended October 31, 2025, primarily as a result of our net income of $99.3 million and increases of $108.7 million in accounts payable and accrued expenses and $17.5 million in income taxes payable, net. We also generated cash from operating activities as a result of non-cash charges relating primarily to depreciation and amortization of $21.1 million and share-based compensation of $17.0 million. These items were offset, in part, by increases of $147.0 million in accounts receivable and $69.0 million in inventories.

The changes in operating cash flow items are consistent with our seasonal pattern of higher sales and building up inventory for the fall shipping season resulting in the increases in accounts receivable, inventory and accounts payable. The fall shipping season begins during the latter half of our second fiscal quarter. The increase in accounts receivable during the nine months ended October 31, 2025 was less than the increase in accounts receivable during the nine months ended October 31, 2024 as a result of a decline in net sales and an increase in collections of receivables in the current year period.

Cash from Investing Activities

We used $28.3 million of cash in investing activities during the nine months ended October 31, 2025. We had $27.5 million in capital expenditures primarily related to leasehold improvement and computer software expenditures.

Cash from Financing Activities

Net cash used by financing activities was $51.2 million during the nine months ended October 31, 2025 primarily as a result of $49.8 million of cash used to repurchase 2,158,276 shares of our common stock under our share repurchase program, excluding excise tax, and $5.0 million for taxes paid in connection with net share settlements of stock grants that vested. These items were offset, in part, by net proceeds of $3.5 million under our various foreign facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2025 are those that depend most heavily on these judgments and estimates. As of October 31, 2025, there have been no material changes to our critical accounting policies.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2025 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. As of October 31, 2025, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended October 31, 2025. Included in this table are shares withheld during the three months ended October 31, 2025 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Share Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
August 1 - August 31, 2025	—	$—	—	5,841,743
September 1 - September 30, 2025	—	—	—	5,841,743
October 1 - October 31, 2025	210,849	25.86	209,851	5,631,892
	210,849	$25.86	209,851	5,631,892
(1)Included in this table are 998 shares withheld during October 2025 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
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

Item 5.        Other Information

During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2025.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: December 9, 2025	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: December 9, 2025	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer