Form 10-K
period 2026-01-31
G III APPAREL GROUP LTD /DE/
filed 2026-03-24
CIK 821002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

As of July 31, 2025, the aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based on the last sale price for such shares as quoted by the Nasdaq Global Select Market) was approximately $1,166,321,849.

The number of outstanding shares of the registrant’s Common Stock as of March 20, 2026 was 42,189,287.

Documents incorporated by reference: Certain portions of the registrant’s definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders to be held on or about June 12, 2026, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report.

G-III APPAREL GROUP, LTD.

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

●	the failure to maintain or renew our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks associated with our wholesale operations including risks relating to the image of our proprietary brands and business practices of our customers;
●	our use of social media and our collaborations with influencers;
●	risks associated with customers changing buying patterns, requesting additional allowances, developing private-label brands, or entering exclusive agreements with national brand manufacturers;
●	our significant customer concentration, and the risk that the loss of one of our largest customers could adversely affect our business;
●	risks relating to our retail operations segment;
●	dependence on existing management;
●	our ability to make strategic acquisitions and investments and possible disruptions from acquisitions and the risks associated with our ability to maintain an effective internal control environment;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our partners may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	consolidation, bankruptcy or liquidation of major department, mass merchant and specialty store chains;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the conflicts in Ukraine and the Middle East;
●	our ability to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner;
●	our dependence on foreign manufacturers and arrangements with them, exposing us to potential import restrictions, duties and tariffs;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks associated with evolving privacy laws that impose additional limits on how we collect or use customer information;
●	our ability to comply with rules relating to the processing of credit card payments;

●	possible adverse effects of data security or privacy breaches;
●	risks related to use of artificial intelligence;
●	changes in trade policies and tariffs imposed by the United States government and the governments of other nations;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities that could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings;
●	our ability to pay dividends on our common stock;
●	the impact our indebtedness may have on our financial condition and our ability to obtain financing in the future; and
●	the operating and financial restrictions related to our ABL credit agreement that may limit our current and future operating flexibility.

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

PART I

ITEM 1.    BUSINESS.

Unless the context otherwise requires, “G-III,” “Company,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ended January 31, 2026 is referred to as “fiscal 2026.”

G-III Apparel Group, Ltd. is a Delaware corporation that was formed in 1989. We and our predecessors have conducted our business since 1974.

Company Overview

G-III is a global leader in fashion with expertise in design, sourcing, distribution and marketing, which enables us to fuel growth across a portfolio of over 30 globally recognized owned and licensed brands, anchored by our key owned brands DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin. We develop products across a diverse range of lifestyle categories which include outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. Our brands are positioned to sell at various price points with global distribution across a diverse mix of channels and geographies to reach a broad range of consumers.

Our Brands

G-III’s success is driven by our expertise and ability to leverage our best-in-class capabilities and strong corporate foundation to enable our heritage and emerging fashion brands to reach their full potential at scale. With a merchant-driven philosophy, we create compelling fashion that meets the needs of the market and resonate with global consumers across categories, channels and geographies. G-III's highly developed infrastructure in design and sourcing, combined with our well-established relationships with manufacturers and retailers, enables us to deliver significant value to our partners and quickly bring product to market. This formula, powered by our talented team and financial strength, drives long-term brand potential.

We currently market apparel and other products under, among others, the following owned and licensed brand names:

Owned Brands	Licensed Brands	Team Sports
Andrew Marc	BCBG	Collegiate Licensing Company
DKNY	Calvin Klein	Major League Baseball
Donna Karan	Champion	National Basketball Association
Eliza J	Cole Haan	National Football League
G.H. Bass	Converse	National Hockey League
G-III Sports by Carl Banks	Dockers	Starter
Jessica Howard	French Connection
Karl Lagerfeld	Halston
Karl Lagerfeld Paris	Kenneth Cole
Marc New York	Kensie
Sonia Rykiel	Levi's
Vilebrequin	Margaritaville
Wilsons Leather	Nautica
Tommy Hilfiger
Vince Camuto

Owned Brands

We own and operate a portfolio of proprietary leading fashion brands that are central to our growth strategy. These brands are sold across a range of distribution channels at wholesale and through our own digital platforms and retail stores. Through our marketing efforts, we are focused on building brand equity and global recognition to grow these businesses for the long-term. Additionally, we strategically license our proprietary brands in complementary categories and geographies to selected partners. Our owned brands include DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Eliza J, Jessica Howard, Andrew Marc, G.H. Bass, Wilsons Leather and Sonia Rykiel. Our owned brands accounted for approximately 57% of our net sales in fiscal 2026, 52% of our net sales in fiscal 2025 and 47% of our net sales in fiscal 2024.

●	DKNY – Founded in 1989 and acquired by G-III in 2016, DKNY is a global fashion brand recognized for modern tailoring and sophisticated ease that reflects the spirit of New York. We distribute a full lifestyle assortment across premier department stores, DKNY stores and digital platforms, partner operated stores, and online retailers. The brand operates more than 70 stores worldwide, including 13 company operated stores, strategically concentrated in premium outlets and international partner markets, while driving scale through broad wholesale distribution. We license DKNY across key categories—including fragrance, men’s, kids, home, eyewear, watches and other accessories, which expands brand reach and contributes incremental royalty income. DKNY net sales were approximately $650 million in fiscal 2026, $675 million in fiscal 2025 and $590 million in fiscal 2024.

●	Donna Karan – After acquiring Donna Karan in 2016, G-III relaunched the brand in North America in Spring 2024. The new Donna Karan offers a modern system of dressing created to appeal to a woman’s senses on every level, addressing the full lifestyle needs of a new consumer. Inspired by the Donna Karan archives, we have thoughtfully created a new product line that captures the brand’s ethos of timeless elegance, empowering women and accessible luxury, tailored to meet the lifestyle needs of today’s customer. The brand is currently distributed across premier North American department stores as well as online through marketplace partner platforms and our owned Donna Karan digital site. We are in the early stages of further developing the brand’s lifestyle offerings. The brand is generating significant profitability with some of the highest average unit retails (“AURs”) and sell-throughs across our portfolio.

●	Karl Lagerfeld – G-III acquired the remaining interests in the Karl Lagerfeld fashion brand in 2022, following the earlier 2015 launch of Karl Lagerfeld Paris in North America. The full acquisition strengthened our European presence and added meaningful international capabilities. The Karl Lagerfeld brand is defined by a signature aesthetic that blends Parisian classics with a rock chic sensibility and tailored silhouettes. The brand offers a full lifestyle portfolio across apparel, accessories and footwear, complemented by licensed categories such as fragrance, men’s, kids, home and experiential partnerships including branded luxury hotels and residences. We distribute Karl Lagerfeld through more than 200 stores worldwide, as well as through 67 company operated stores, across over 60 countries. Additionally, we operate 34 Karl Lagerfeld Paris company operated stores in North America located in premium outlet centers. Karl Lagerfeld net sales were approximately $630 million in fiscal 2026, $580 million in fiscal 2025 and $475 million in fiscal 2024.

●	Vilebrequin – Vilebrequin is a premier provider of luxury status swimwear, resort wear and related accessories, with iconic designs drawn from its French Riviera heritage and founding in St. Tropez over forty years ago. Vilebrequin joined the G-III portfolio in 2012, providing us with a new core competency in luxury swim and a robust global retail network. Vilebrequin is currently distributed in 104 company operated stores and 97 franchised operated stores and is sold in over 100 countries worldwide. We continue to expand the brand’s aspirational appeal through experiential licenses and extensive collaborations. We opened our first ever beach club and flagship store in Cannes in 2022, which is driving powerful engagement in the region. We have also launched partner operated beach club concepts in Doha and Crete, with several other projects in various stages of development. Vilebrequin offers a differentiated lifestyle product and experience to our consumer, and we think there is an opportunity to further expand the brand’s global presence and unlock growth in new markets.

Licensing of Our Owned Brands

As part of our strategy of expanding market penetration of G-III’s owned brands, we enter into licensing agreements with independent parties for specific apparel and complementary product categories that we do not currently produce ourselves. We provide support to these business partners and ensure the integrity of our brand names by taking an active role in the design, quality control, advertising, marketing and distribution of licensed products.

Our licensing program has significantly increased as a result of owning the DKNY, Donna Karan, Karl Lagerfeld and Karl

Lagerfeld Paris brands. We currently license our owned brands in a variety of categories as well as regions.

We have developed strong relationships with category leading license partners. We continue to focus on identifying new licensing opportunities for our owned brands. We believe that we can capitalize on significant, untapped global licensing potential for these brands in a number of categories as these provide a highly accretive licensing royalty income stream to the business, while also extending our brands’ reach to a wider range of global audiences.

Licensed Brands

Because of our unique expertise and infrastructure, including our status as a supplier of choice for retailers, some of the most well-known names in fashion come to us to create product within our categories of strength. These brands are sold across a range of points of omni-channel distribution, including at wholesale as well as the brands' own retail stores and digital platforms. Licensed brands include Calvin Klein, Tommy Hilfiger, Levi’s, Nautica, Halston, Champion, Converse, BCBG, French Connection, Starter and major national sports leagues, among others. Sales of licensed products accounted for 43.0% of our net sales in fiscal 2026, 48.0% of our net sales in fiscal 2025 and 53.4% of our net sales in fiscal 2024.

●	Calvin Klein – Beginning in 2005, we had licenses for Calvin Klein men’s and women’s outerwear and subsequently added licenses for women’s suits, dresses, women’s performance wear, women’s sportswear, men’s and women’s swimwear, women’s handbags, small leather goods, luggage and jeanswear in the United States and Canada. By fiscal 2020, we had achieved over $1 billion of net sales of Calvin Klein licensed products annually. Our licenses for Calvin Klein products expire on a staggered basis which began on December 31, 2024, and will continue through December 31, 2027.

●	Tommy Hilfiger – Beginning in 2009, we have continuously expanded our relationship with Tommy Hilfiger through the licensing of several categories in the United States and Canada including men’s and women’s outerwear, women’s sportswear, dresses, suit separates, performance, jeans and luggage. By fiscal 2020, we had achieved $500 million of net sales of Tommy Hilfiger licensed products annually. Our licenses for Tommy Hilfiger products expire on a staggered basis which began on December 31, 2025, and will continue through December 31, 2027.

●	Nautica – In March 2023, G-III entered into a licensing agreement with Authentic Brands Group for the Nautica brand for distribution in North America. G-III launched the women’s jeans category in Spring 2024.

●	Halston – In May 2023, G-III announced the signing of a 25-year master licensing agreement with Xcel Brands, Inc. for the Halston brand, giving access to all men’s and women’s product categories. The agreement gives G-III the ability to sub-license additional categories as well as the option to buy the Halston brand for a predetermined price. Initial product launched in Fall 2024 with plans to broaden distribution across a range of touchpoints and categories over time.

●	Champion – G-III entered into the Champion license in September 2023 to produce men’s and women’s outerwear for distribution in North America. G-III launched its first outerwear collection for Champion in Fall 2024 with plans to continue creating quality heritage pieces that build upon the brand’s renowned lifestyle offering.

●	Converse – In September 2024, G-III announced a global licensing agreement for Converse, Inc., to design and produce adult men’s and women’s apparel. Launched in Fall 2025, this license provides access to a differentiated consumer and distribution network including big box, sports specialty and sporting goods stores, as well as internationally, in Western Europe and through the brand’s global network of Converse stores and partners.

●	BCBG – In July 2024, we entered into a licensing agreement with Marquee for its BCBG and BCBG GENERATION brands for distribution in the United States and Canada. The license includes women’s apparel and swimwear products, focusing on dresses, ready-to-wear separates and comprehensive sportswear collections with an angle of invigorating the brand’s lifestyle vision. We launched products under these brands in Fall 2025.

●	French Connection – Effective February 2026, G-III entered into a new licensing agreement for the French Connection brand to develop and distribute women's and men’s apparel and selected accessory products across North America. The partnership draws on G-III’s deep market expertise and established North American retail relationships to accelerate French Connection’s growth, strengthening its position as a contemporary fashion brand. First deliveries of our French Connection product began in February 2026 for Spring 2026.

Our current licenses have the following terms and potential renewal terms:

		Date Current	Date Potential Renewal
License	Category	Term Ends	Term Ends
Fashion Licenses
BCBG	Women's apparel	December 31, 2029	December 31, 2044
Calvin Klein	Women's dresses	December 31, 2026	None
Calvin Klein	Women's suits	December 31, 2026	None
Calvin Klein	Better luggage	December 31, 2027	None
Calvin Klein	Women's handbags and small leather goods	December 31, 2026	None
Calvin Klein	Women's and men's swimwear	December 31, 2026	None
Champion	Women's and men's outerwear	December 31, 2028	December 31, 2033
Cole Haan	Women's and men's outerwear	December 31, 2028	December 31, 2030
Converse	Women's and men's apparel	December 31, 2029	December 31, 2037
Dockers	Men's outerwear	November 30, 2027	None
French Connection/FCUK	Women's and men's apparel and outerwear, handbags and men's footwear	December 31, 2030	December 31, 2035
Halston	Women's and men's apparel	December 31, 2028	December 31, 2048
Kenneth Cole NY/Reaction Kenneth Cole	Women's and men's outerwear	December 31, 2027	None
Kensie	Women's dresses	January 31, 2028	None
Kensie	Women's outerwear	December 31, 2028	None
Levi's	Women's and men's outerwear	November 30, 2027	None
Margaritaville	Women's and men's apparel	December 31, 2027	None
Nautica	Women's sportswear, jeanswear, tailored clothing and dresses	December 31, 2028	December 31, 2043
Tommy Hilfiger	Luggage	December 31, 2027	None
Tommy Hilfiger	Women's dresses	December 31, 2026	None
Tommy Hilfiger	Women's suits	December 31, 2026	None
Vince Camuto	Women's dresses	December 31, 2030	December 31, 2035
Team Sports Licenses
Collegiate Licensing Company		December 31, 2026	None
Major League Baseball		December 31, 2027	None
National Basketball Association		September 30, 2029	None
National Football League		March 31, 2028	None
National Hockey League		June 30, 2030	None
Starter		December 31, 2029	December 31, 2049

Strategic Priorities

Our strategy is focused on four key strategic pillars, which we believe are critical to driving long-term profitability and shareholder value:

●	Drive Growth of Our Owned Brands. Capturing the long-term potential of our owned brands is one of our top priorities. With full control over design, production, global distribution and marketing, these brands represent an important and sustainable long-term profit driver, generating higher operating margins and providing an incremental licensing income stream. We believe we have a significant runway for growth in North America as well as internationally for our key owned brands DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin. We are actively working to unlock the full potential of these brands on a global scale.

●	Build Our Complementary Portfolio of Licensed Brands. Expanding our portfolio of strategic licenses remains central to our growth strategy. Each of our licensed brands offer unique attributes that diversify our portfolio across product, aesthetic, distribution channels and consumer segments. We have built a powerful corporate platform that enables us to bring brands to market in an efficient and scalable manner. In 2024, we brought to market three new licensed brands: Nautica, Halston, and Champion. In Fall 2025, we launched two additional licenses for Converse and BCBG. Most recently, in January 2026, we signed a new licensing agreement for the French Connection brand. We plan to grow these brands as we expand distribution and launch new product over the course of these multi-year licenses.

●	Expand Our Global Reach. International expansion remains one of our largest opportunities over the near and long term. Vilebrequin, along with our acquisition of Karl Lagerfeld, has helped accelerate our international presence, and we are in the early stages of global expansion for DKNY. Importantly, several of our newly added licenses provide an opportunity for international distribution. We continue to actively invest in and build upon our capabilities to support our international business. We intend to leverage the strength of our brands and our ability to connect with customers to grow our brands internationally and unlock incremental sales in new global markets. In fiscal 2026, we generated approximately $672.1 million in net sales outside the United States, or approximately 23% of total net sales.

In fiscal 2025, we acquired an 18.7% ownership stake in AWWG, a global fashion group and premier platform for international brands, whose partnership, we believe, will be a key accelerator to our international growth priority. AWWG is the owner of several iconic brands including Hackett, Pepe Jeans and Façonnable as well as the manager of other global brands in the Iberian region. We plan to leverage AWWG’s well-established infrastructure and experienced management overseas to scale our brands in new geographies. AWWG has become the official agent for DKNY, Donna Karan and Karl Lagerfeld across Spain and Portugal, as well as for our licensed Converse products in select countries, and we believe there is significant opportunity to leverage this partnership further and expand into additional key markets across Europe, where AWWG has a presence. Additionally, we are exploring opportunities to manage certain brands owned by AWWG in North America. Our investment in AWWG will expedite our global expansion efforts, providing us with the expertise and operational capabilities to scale our brands efficiently as we gain a foothold and better understanding of the retail environment in Europe and new markets.

●	Enhance Our Omni-Channel Capabilities. The Company aims to enhance its omni-channel capabilities to meet the customer wherever they shop, delivering growth online and in stores. In North America, we executed well on our retail segment turnaround strategy, which included management changes, reducing our store footprint, and rebasing our merchandising strategy to present a better brand and consumer experience. These initiatives are improving productivity in our direct-to-consumer business for Karl Lagerfeld and DKNY in North America. We are making targeted investments to strengthen our global go-to-market execution, including enhanced data capabilities, upgrades to our owned brand websites and expanded digital partnerships. We are leveraging deeper consumer insights to inform design and merchandising, while improving product presentation across owned and partner platforms to enhance the customer experience and drive conversion.

Platform for Success

●	Merchant expertise in product development. G-III has built best in class, experienced merchant teams that develop lifestyle products across a diverse brand portfolio. These teams design high quality apparel for our retail partners across multiple channels and price points. Each brand is supported by its own dedicated designers and merchandisers who define and execute the brand’s design direction, enabling us to deliver differentiated collections. We maintain a global view of trends, leveraging leading trend and color services to stay responsive to shifts in the apparel market. Real time data and analytics provide deeper insight into customer behavior, allowing our teams to adapt quickly to evolving consumer preferences and optimize assortments to drive growth. Our strong design capabilities, sourcing expertise, on time delivery, and rigorous quality standards have earned us a loyal customer base and a strong industry reputation. Our service, brand stewardship, and deep industry knowledge make us a partner of choice for both retailers and brand owners.

●	Dominance across a range of categories. G-III has a proven track record of expertise, having significantly diversified from outerwear to a breadth of lifestyle categories. Our products are sold at a wide range of retail price points across multiple touchpoints to reach a broader range of consumers globally. Our design-led, commercially informed lifestyle brand operations strive to provide exciting, differentiated products each season across over 20 apparel, accessory and footwear categories that capture each brand’s unique aesthetic. We remain focused on continuing to diversify our product offering through extended assortments as well as new category launches. Meanwhile, we are continuously monitoring new brand licenses as well as acquisition opportunities to further bolster our product offering and reach a wider audience of consumers.

●	Well-developed sourcing and supply chain infrastructure. G-III has cultivated trusted vendor relationships over the past 40 years, forming the backbone of our global supply chain. We strengthen these partnerships by investing significant management time and maintaining a physical presence in key regions. Our worldwide supplier network enables us to secure high quality products, negotiate competitive terms without relying on any single vendor, access new technology and design insights, and enhance our market intelligence. Our sourcing and quality control teams operate locally and bring deep knowledge of our manufacturing base. By working closely with partners across the supply chain, we aim to minimize potential disruptions. We believe our long standing supplier network gives us a meaningful competitive advantage, and we remain focused on strategies that further diversify and fortify our global sourcing and production and ability to navigate tariffs and other supply chain disruptions while leveraging industry best practices.

●	Diversified global distribution network. We market our products across multiple price points and distribution channels, enabling us to reach a broad global customer base. Our products are sold to approximately 1,500 customers, including a diverse group of retailers through both brick and mortar and digital channels, as well as online retail partners. We have built strong, long standing relationships with our retail partners through years of personalized service and a consistent focus on meeting or exceeding expectations. As e-commerce and digital retail continue to grow, we have adapted by expanding our omni channel capabilities and strengthening our presence across channels. We also distribute products through our direct to consumer businesses, including company operated retail stores and digital platforms. Amid evolving economic conditions and shifting consumer trends, we believe our deep retail relationships, diversified brand portfolio, and broad range of price points position us to operate with flexibility and competitive advantage.

●	Experienced senior leadership team. Our highly experienced leadership team is composed of dynamic and strategic executives with a clear vision for the future of G-III. With a deep understanding of the apparel and other industries, each of our leaders brings a diverse point of view that creates the well-rounded direction to drive our company to be the best. Morris Goldfarb, our Chairman and Chief Executive Officer, has been with us for over 50 years. Sammy Aaron, our Vice Chairman and President, joined us in 2005 when we acquired Marvin Richards. Neal Nackman, our Chief Financial Officer, has been with us for more than 20 years and Jeffrey Goldfarb, our Executive Vice President, has been with us for over 20 years. In addition, in January 2024, Dana Perlman, who has over 20 years of experience in the apparel industry, joined us as our Chief Growth and Operations Officer.

Product Design and Development

We design, source and market women’s and men’s apparel across a broad range of categories and price points, including outerwear, dresses, sportswear, swimwear, women’s suits, performance wear, footwear and accessories. Our portfolio includes products under our owned brands, licensed brands and private-label programs.

We pursue licenses that expand our product reach across multiple price points and distribution channels. We also partner with a diversified group of retailers such as Macy’s, Harley-Davidson, Costco, Kohl’s and Ross Stores to develop private-label collections. Our design teams collaborate directly with buyers to create exclusive product, leveraging our reputation for reliable, high-quality and cost-effective execution.

Our in-house design teams oversee the development of owned, licensed and private-label products, working closely with licensors to align with brand standards. Licensed products typically require approval prior to production. We maintain a global view of fashion trends through trend and color services, enabling us to respond quickly to shifts in consumer preferences. Our experienced designers and selective use of external resources allow us to incorporate current trends and insights into new styles.

Design teams meet regularly with sales, merchandising and licensors to review market trends, sales results and product performance. We also gather input from key customers to inform design and assortment decisions. Our close coordination with retailers, flexible production capabilities and ongoing market monitoring enable us to adjust designs and specifications efficiently.

Sourcing and Manufacturing

G-III’s wholesale operations and retail operations segments arrange for the production of products from a global network of independent, third-party manufacturers, primarily located in Asia. During fiscal 2026, approximately 72% of our product was sourced from Vietnam, China and Bangladesh. We do not own any manufacturing facilities.

Our sourcing operations are based in China and Hong Kong in order to facilitate better service and manage the volume of manufacturing in Asia. These offices act as an agent for substantially all of our sourcing in Asia and monitor production at manufacturers’ facilities to ensure quality control, compliance with our manufacturing specifications and social responsibility standards, as well as timely delivery of finished garments to our distribution facilities. We also have sourcing offices in Vietnam, Indonesia, Jordan, Bangladesh and Cambodia to help support these efforts.

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

Beginning in April 2025, the United States announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries, including China, Vietnam and Bangladesh, and the potential for further increases and revisions or terminations to existing trade agreements. In fiscal 2026, we sourced 25% of our product from China, which is a decrease by more than half from our highest levels of sourcing from China that we experienced years ago as we made significant efforts to better diversify our supply chain.

Vendor Code of Conduct

We are committed to ethical and responsible conduct in all of our operations and respect for the rights of all individuals. We strive to ensure that human rights are upheld for all workers involved in our supply chain, and that individuals experience safe, fair and non-discriminatory working conditions. In addition, we are committed to compliance with applicable environmental requirements and are committed to seeing that all of our products are manufactured and distributed in compliance with applicable environmental laws and regulations. We expect that our business partners will share these commitments, which we enforce through our Vendor Code of Conduct. Our Vendor Code of Conduct specifically requires our manufacturers to not use child, forced or involuntary labor and to comply with applicable environmental laws and regulations. We provide training and guidance to the factories our contractors use related to our Vendor Code of Conduct and the applicable laws in the country in which the factory is located. The training provides the factories with a more in-depth explanation of our Vendor Code of Conduct. In addition to their contractual obligations, we evaluate our suppliers’ compliance with our Vendor Code of Conduct through audits conducted both by our associates and third-party compliance auditing firms on an annual basis.

Marketing

Our marketing efforts focus on strengthening consumer engagement to support customer acquisition and brand growth. We execute a global strategy that delivers consistent and relevant brand messaging across all consumer touchpoints, including communications, visual merchandising and customer experience. Each brand’s positioning is managed by our internal creative, visual merchandising and public relations teams, supported by external agencies as needed.

We deploy an integrated mix of digital marketing, branded e-commerce platforms, social media, traditional media, experiential activations, in-store displays and public relations to reach consumers. We also reinforce our brand messages through our wholesale partners using digital campaigns, advertising programs and in-store visual merchandising. International distributors complement these efforts through their own e-commerce and social media channels.

We continue to develop targeted initiatives, collaborations and image programs to attract new customers globally. We support our licensees and international partners with brand campaigns, product imagery and localized activations in priority markets. Ongoing investments in digital media, content development and marketing tools enhance brand visibility and support our global wholesale and direct-to-consumer channels.

Brand name products sold by us pursuant to a license agreement are promoted by institutional and product advertisements placed by the licensor as well as marketing promotions placed by us. Our license agreements generally require us to pay the licensor a fee, based on a percentage of net sales of licensed product, to pay for a portion of these advertising costs.

Distribution

G-III’s products are sold primarily to department, specialty and mass merchant retail stores in the United States. We sell to approximately 1,500 customers, ranging from national and regional chains to small specialty stores. We also distribute our products through our retail stores and through digital channels for the DKNY, Donna Karan, Vilebrequin, Karl Lagerfeld, Karl Lagerfeld Paris, G.H. Bass, Wilsons Leather and Sonia Rykiel businesses, as well as the digital channels of our retail partners such as Macy’s, Nordstrom, Amazon, Fanatics, Zalando and Zappos.

Sales to our ten largest customers accounted for 67.6% of our net sales in fiscal 2026. Sales to Macy’s, which includes sales to its Macy’s and Bloomingdale’s store chains, as well as through macys.com, accounted for an aggregate of 20.6% of our net sales in fiscal 2026. Sales to TJX Companies accounted for an aggregate of 11.4% of our net sales in fiscal 2026. In addition, sales to Ross Stores accounted for an aggregate of 11.0% of our net sales in fiscal 2026. The loss of any of these customers or a significant reduction in purchases by our largest customers could have a material adverse effect on our results of operations.

A substantial majority of our sales are made in the United States. We also sell our products to customers in Europe, Canada, the Far East, the Middle East, Central America, South America and Australia, which, on a combined basis, accounted for approximately 22.7% of our net sales in fiscal 2026, 22.6% of our net sales in fiscal 2025 and 22.5% of our net sales in fiscal 2024.

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

Engage Our People

Our associates drive our growth and success, and as we focus on our long-term growth plans, we continue our commitment to foster a strong culture for our people. We implemented associate engagement initiatives supporting our brands and culture and offered training and development opportunities in areas important to our associates, including Lunch and Learns with our leadership teams. We continued our investments in technology, including new Human Resources systems, to further evolve our ways of working.

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

As a member of groups such as Cascale (formerly the Sustainable Apparel Coalition), we continue to collaborate with others in the industry to strengthen our social and environmental programs and improve vendor performance. We completed our Scope 1, 2 & 3 greenhouse gas emissions (“GHGe”) footprint with the goal of establishing targets and remediation for reducing our impact in the future.

We are making progress on our goal to transition our synthetic materials to 100% recycled sources by 2030 and are working to establish a baseline for additional sustainability targets. We are also working to increase the use of recycled, organic, and natural fibers, and successfully introduced recycled synthetic fibers certified by the Global Recycled Standard or the Recycled Claim Standard into a growing number of our products. Notably, in 2025, Vilebrequin, our premier European swimwear brand, manufactured over 85% of its products from preferred materials which consistently deliver reduced impacts and increased environmental benefits. To support our circularity efforts, both Karl Lagerfeld and Vilebrequin offer repair services to extend garment life, and across our portfolio, we work with our partners to seek alternative solutions for unsold products.

Invest in Our Community

Our longstanding commitment to philanthropy and supporting the communities where we work and live is embedded in who we are. We are focused on maximizing our global impact through partnerships with key organizations across several pillars, including education, children and families, diversity and combatting homelessness.

Beyond our corporate contributions, our associate philanthropic council collaborates with our brands and businesses to develop and execute charitable initiatives that provide volunteer opportunities for our associates.  Our G-III Gives platform streamlines charitable giving and volunteer opportunities for our associates, and the Matching Gift program continues to expand our impact by supporting the causes most meaningful to our people.

We have a solid foundation in place, which we continue to build upon as we build our new Corporate Sustainability Strategy centered around our core CSR principles: Engage Our People, Protect Our Environment and Invest in Our Community.

Human Capital

Our People

As of January 31, 2026, we employed approximately 3,400 full-time and 1,100 part-time associates. Our workforce includes both union and non-union employees, and we believe our employee relations remain strong. We have not experienced any material labor disruptions.

We are an Equal Opportunity Employer and maintain policies and practices designed to foster a respectful, safe, and inclusive workplace. These policies address matters including workplace safety, training, advancement, discrimination, harassment, and retaliation. We provide regular training on these topics and leverage both internal and external expertise to support compliance with applicable labor and employment laws.

Our associates are central to our success. We are committed to attracting and retaining high-performing talent and cultivating an environment where individuals can learn and grow. Through trainings, lunch and learns, and other mentorship opportunities, we support continuous development across the organization. We believe that our collective passion for what we create and produce, pride in our partnerships, accountability for how we show up every day and our unwavering entrepreneurial spirit, all contribute to G-III’s culture.

We believe an inclusive workplace strengthens our organization and enhances long-term performance. Approximately 59% of our leadership team and 71% of our overall workforce are women, and 47% of our workforce identify as Black, Indigenous, or People of Color. Of our thirteen directors, four are women and four represent diverse backgrounds. We remain focused on continued progress in Board and workforce representation.

We also support industry advancement initiatives, including our ongoing partnership with The Social Justice Center at the Fashion Institute of Technology, which is dedicated to expanding access and opportunity for underrepresented talent entering the fashion industry.

Talent Acquisition, Development and Retention

Attracting, developing, and retaining the right talent continues to be a core priority. During the year, we strengthened our organization with key hires across critical functions and continued to invest in leadership development and enterprise learning initiatives.

Our leadership-led “Lunch and Learn” series has evolved into an ongoing forum for business education and engagement. In addition, we implemented a centralized Human Capital Management System that streamlines all aspects of the associate lifecycle. This new platform includes a G-III Master Class library, which will offer associates access to comprehensive professional development resources.

Compensation, Benefits, Safety and Wellness

We view competitive compensation and comprehensive benefits as foundational to the associate experience. Our programs are designed to support the physical, mental, and financial well-being of our associates and their families, and are tailored to meet regional needs.

We regularly benchmark our offerings to maintain competitiveness and compliance. In fiscal 2027, we will further prioritize benefit education to increase awareness and participation. We also recognize long-term contributions through service awards, celebrating 87 associates this year for 10 to 40 years of service.

Customs and Trade Issues

Our arrangements with textile manufacturers and suppliers are subject to requisite customs clearances for products and the imposition of export duties. Customs duties imposed on our products vary based on the product, composition, construction, country of origin and country of import. A substantial majority of our product is imported into the United States and, to a lesser extent, into Canada and Europe. Countries in which our products are sold may, from time to time, impose new duties, tariffs, surcharges or other import controls or restrictions or adjust prevailing duty or tariff levels. Any action by the United States government to increase tariffs on imported goods, such as the imposition of tariffs on goods manufactured in Vietnam or China, could adversely affect our business.

Beginning in April 2025, the United States announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from many countries, including China, Vietnam and Bangladesh, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries have announced, or are otherwise considering, retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets.

Additional tariffs imposed on imports are causing importers to shift production to lower tariff territories if possible, impacting the importers’ ability to plan production schedules and securing capacity with its ocean carriers. The recent changes to tariffs are increasing costs for importers, impacting demand and affecting ocean container shipping due to limited alternatives for moving goods.

In February 2026, the Supreme Court of the United States ruled against the current administration’s use of the International Emergency Economic Powers Act to impose certain tariffs levied in 2025. We have taken action to preserve our rights, but the availability, timing and amount of any potential refunds remains uncertain and subject to further legal, regulatory and administrative actions. The administration also announced a new global tariff of 10% effective February 24, 2026, under a different statute (Section 122 Trade Act of 1974) which will expire in 150 days unless renewed by Congress.

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

Seasonality

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during our third and fourth fiscal quarters due to the anticipation of the holiday shopping season for our retail customers. Net sales during the third and fourth quarters accounted for approximately 60% of our net sales in fiscal 2026, 61% of our net sales in fiscal 2025 and 59% of our net sales in fiscal 2024. The second half of our fiscal year is expected to continue to provide a larger amount of our net sales and a substantial majority of our net income for the foreseeable future.

Trademarks

We own some of the trademarks used by us in connection with our wholesale operations segment, as well as almost all of the trademarks used in our retail operations segment. We act as licensee of certain trademarks owned by third parties that are used in connection with our business. The principal brands that we license are summarized under the heading “Licensed Brands” above. We own a number of proprietary brands that we use in connection with our business and products including, among others, DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass, Andrew Marc, Marc New York, Eliza J, Jessica Howard, Wilsons Leather, Sonia Rykiel and G-III Sports by Carl Banks. We have registered, or applied for registration of, many of our trademarks in multiple jurisdictions for use on a variety of apparel and related other products.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers.

Name	Age	Position
Morris Goldfarb	75	Chairman of the Board, Chief Executive Officer and Director
Sammy Aaron	66	Vice Chairman, President and Director
Neal Nackman	66	Chief Financial Officer and Treasurer
Jeffrey Goldfarb	49	Executive Vice President and Director
Dana Perlman	45	Chief Growth and Operations Officer

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

Risk Factors Relating to Our Wholesale Operations

The failure to maintain or renew our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations.

We are dependent on sales of licensed products for a substantial portion of our revenues. In fiscal 2026, net sales of licensed product accounted for 43.0% of our net sales compared to 48.0% of our net sales in fiscal 2025 and 53.4% of our net sales in fiscal 2024.

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

Our ten largest customers, all of which are department stores or off price accounts, accounted for approximately 67.6% of our net sales in fiscal 2026, with the Macy’s Inc. group (which includes sales to Macy’s and Bloomingdale’s store chains) accounting for approximately 20.6% of our net sales in fiscal 2026. TJX Companies accounted for approximately 11.4% of our net sales in fiscal 2026. In addition, sales to Ross Stores accounted for an aggregate of 11.0% of our net sales in fiscal 2026. We expect that these customers will continue to provide a significant percentage of our sales. Reductions in purchases by these customers or other large retailers could adversely affect our sales.

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

Our retail operations segment reported an operating loss of $5.0 million in fiscal 2026, $14.0 million in fiscal 2025 and $30.5 million in fiscal 2024. Our ongoing plan for our retail operations focuses on the operations of our Karl Lagerfeld Paris and DKNY stores, as well as operating our digital business. If we are not successful in implementing and managing our turnaround strategy with respect to operating our retail business, we may not be able to achieve operating enhancements, sales growth and/or cost reductions or may continue to report operating losses in our retail operations segment, which could adversely impact our business, results of operations and financial condition.

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

Our retail stores are heavily dependent on the ability and desire of consumers to travel and shop. A reduction in the volume of outlet mall traffic or the closing of outlet malls could adversely affect our retail sales.

Substantially all of the stores in our retail operations segment are operated as outlet stores and located in larger premium outlet centers, many of which are located in, or near, vacation destinations or away from large population centers where department stores and other traditional retailers are concentrated. Economic uncertainty, increased fuel prices, travel concerns and other circumstances, which would lead to decreased travel, could have a material adverse effect on sales at our outlet stores. Other factors that could affect the success of our outlet stores include:

●	the location of the outlet mall or the location of a particular store within the mall;
●	the other tenants occupying space at the outlet mall;
●	increased competition in areas where the outlet malls are located;
●	a downturn in the economy generally or in a particular area where an outlet mall is located;
●	the shift to online shopping;
●	a downturn in foreign shoppers in the United States;
●	closure of the outlet malls; and
●	the amount of advertising and promotional dollars spent on attracting consumers to outlet centers.

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

We also depend on the service and management experience of other key executive officers and members of senior management who have substantial experience and expertise in our industry and our business and have made significant contributions to our growth and success. Any changes in our executive and senior management team may be disruptive to, or cause uncertainty in, our business and future strategic direction. The departure of any key individual and the failure to ensure a smooth transition and effective transfer of knowledge involving senior employees could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. The success of our business also depends on our ability to attract and retain an adequate number of qualified employees to operate our retail stores and distribution centers and to perform various corporate functions.

Competition in our industry to attract and retain employees is intense and is influenced by our reputation, our ability to offer competitive compensation and benefits, and economic conditions, among other factors. Furthermore, the retail industry (among others) has experienced, and could again experience in the future, overall labor shortages resulting from a combination of pandemic diseases, labor disputes, strikes, and other factors. The introduction of new work arrangements and company-specific requirements regarding when and how often employees are required to work on-site versus remotely may also impact companies’ ability to attract and retain employees. As companies increasingly allow employees to work remotely, traditional geographic competition for talent may change in ways that we cannot predict.

We have expanded our business through acquisitions and investments that could result in diversion of resources, an inability to integrate acquired operations and extra expenses. This could disrupt our business and adversely affect our financial condition.

Part of our growth strategy is to pursue acquisitions. Our most recent material acquisition resulted in our owning all of the interests in the parent company of Karl Lagerfeld. The negotiation of potential acquisitions, as well as the integration of acquired businesses, could divert our management’s time and resources. Acquired businesses may not be successfully integrated with our operations or internal control environment. We may not realize the intended benefits of an acquisition or an acquisition may fail to generate expected financial results. We also might not be successful in identifying or negotiating suitable acquisitions, which could negatively impact our growth strategy. If acquisitions disrupt our operations or our internal control environment our business may suffer. We have also expanded our business through minority investments accounted for under both the cost and equity methods of accounting. Our most recent material minority investment was in AWWG, which we account for as an equity method investment as of January 31, 2026. Our minority investments may fail to generate expected financial results which may adversely impact our results of operations through the recognition of our equity in losses incurred by our equity method investees or impairment charges.

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

Our business is highly seasonal.

Retail sales of apparel have traditionally been seasonal in nature. Historically, our wholesale business has been dependent on our sales during the third and fourth quarters due to the anticipation of the holiday shopping season for our retail customers. Net sales during the third and fourth quarters accounted for approximately 60% of our net sales in fiscal 2026. Any difficulties we may encounter during the second half of the year as a result of weather or disruption of manufacturing or transportation of our products will have a magnified effect on our results of operations for the year. In addition, because of the large amount of outerwear we sell at both wholesale and retail, unusually warm weather conditions during the peak fall and winter outerwear selling season, including as a result of any change in historical climate patterns, could have a material adverse effect on our results of operations. Our quarterly results of operations for our retail business also may fluctuate based upon such factors as the timing of certain holiday seasons, the number and timing of new store openings, the acceptability of seasonal merchandise offerings, the timing and level of markdowns, store closings and remodels, competitive factors, weather and general economic conditions. The second half of our fiscal year is expected to continue to have a disproportionate effect on our annual results of operations for the foreseeable future.

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

The global supply chain continues to be negatively impacted by various factors, including the ongoing disruptions in the Middle East and the reciprocal tariffs imposed across all countries. The latest developments as it relates to Iran has added further uncertainty to our supply chain operations. Conflicts in the Middle East continue to cause major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. The escalation of these conflicts as a result of the latest developments in Iran may further negatively impact the timely receipt of inventory as well as increase our shipping costs.

The imposition of tariffs by the U.S. government and certain foreign jurisdictions, along with geopolitical tensions, have created an uncertain environment for global trade. In February 2026, the Supreme Court of the United States ruled against the current administration’s use of the International Emergency Economic Powers Act to impose certain tariffs levied in 2025. While we have taken action to preserve our rights, there remains substantial uncertainty regarding the impacts of this decision on the availability, timing, and amount of potential refunds, if any, for the invalidated tariffs, the scope and duration of newly announced tariffs, and the possibility of further additional or modified tariffs or retaliatory actions. Subsequent to the Supreme Court decision, the administration announced a new global tariff of 10% effective February 24, 2026, under a different statute (Section 122 Trade Act of 1974) which will expire in 150 days unless renewed by Congress.

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

The Federal Reserve increased interest rates several times in fiscal 2024 in response to concerns about inflation. Though the Federal Reserve decreased interest rates in both fiscal 2025 and fiscal 2026, it is unclear whether the Federal Reserve will reduce, increase or maintain the current rates in the future. We cannot predict the future level of interest rates or the effect of interest rates on the availability or aggregate cost of our borrowings. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all. We cannot be certain that any additional required financing, whether debt or equity, will be available in amounts needed or on terms acceptable to us, if at all.

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

The apparel business is highly competitive. We have numerous competitors with respect to the sale of apparel, footwear and accessories, including digital websites, distributors that import products from abroad and domestic retailers with established foreign manufacturing capabilities. Many of our competitors have greater financial and marketing resources and greater manufacturing capacity than we do. The general availability of contract manufacturing capacity also allows ease of access by new market entrants. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may materially adversely affect our sales and profitability. Sales of our products are affected by a number of competitive factors including style, price, quality, brand recognition and reputation, product appeal and general fashion trends. In addition, we compete with other companies in the apparel industry on the basis of investments in technology and adapting to changes in technology, including the successful use of data analytics and artificial intelligence.

If major department, mass merchant and specialty store chains consolidate, continue to close stores or cease to do business, our business could be negatively affected.

We sell our products to major department, mass merchant and specialty store chains. Continued consolidation in the retail industry, as well as store closing or retailers ceasing to do business, could negatively impact our business. Various customers of ours, including Macy’s, have reduced their store footprint. Macy’s plans to close a total of 150 underperforming stores through 2028. Others have filed for bankruptcy in recent years, including Hudson’s Bay Company, which liquidated in 2025 and the recent bankruptcy filing by Saks Global. Continued store closings could adversely affect our business and results of operations. Consolidation could reduce the number of our customers and potential customers. With increased consolidation in the retail industry, we are increasingly dependent on retailers whose bargaining strength may increase and whose share of our business may grow. As a result, we may face greater pressure from these customers to provide more favorable terms, including increased support of their retail margins. As purchasing decisions become more centralized, the risks from consolidation increase. A store group could decide to close stores, decrease the amount of product purchased from us, modify the amount of floor space allocated to apparel in general or to our products specifically or focus on promoting private label products or national brand products for which it has exclusive rights rather than promoting our products. Customers are also concentrating purchases among a narrowing group of vendors. These types of decisions by our key customers could adversely affect our business.

The effects of war, conflicts in Ukraine and the Middle East, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations.

The conflicts in Ukraine and the Middle East, including the latest developments in Iran, and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest has, at times, disrupted commerce and intensified concerns regarding the United States and world economies. The imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the continuation or escalation of these wars, including the potential for additional countries to declare war against each other, may lead to further, broader unfavorable macroeconomic implications, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the worldwide economy, lower consumer demand and volatility in financial markets. These implications of the conflicts in Ukraine and the Middle East could have a material adverse effect on our business and our results of operations.

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

Our ability to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Our success largely depends on our ability to consistently gauge tastes and trends and provide a balanced assortment of merchandise that satisfies customer demands in a timely manner. We enter into agreements to manufacture and purchase our merchandise well in advance of the applicable selling season and our failure to anticipate, identify or react appropriately in a timely manner to changes in customer preferences, tastes and trends and economic conditions could lead to, among other things, missed opportunities, excess inventory or inventory shortages, markdowns and write-offs, all of which could negatively impact our profitability and have a material adverse effect on our business, financial condition and results of operations. Failure to respond to changing customer preferences and fashion trends could also negatively impact our brand image with our customers.

Risks Related to Our International Operations

We are dependent upon foreign manufacturers and our arrangements with them subject us to risks, including potential import restrictions, duties and tariffs.

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

Additionally, our arrangements with foreign manufacturers subject us to risks of engaging in business abroad, including currency fluctuations, political or labor instability and potential import restrictions, duties and tariffs. We do not maintain insurance for the potential lost profits due to disruptions of our overseas manufacturers. Because our products are produced abroad, most significantly in China and Vietnam, political or economic instability in China, Vietnam or elsewhere could cause substantial disruption in the business of our foreign manufacturers. Beginning in April 2025, the United States announced tariffs on goods imported into the United States, with incremental tariffs on products imported from most countries, including China, Vietnam and Bangladesh, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries have announced or are otherwise considering retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. Products sourced from Vietnam represented approximately 36.9% of our inventory purchased in fiscal 2026. Products sourced from China represented approximately 25.0% of our inventory purchased in fiscal 2026.

Additional tariffs imposed on products imported by us from China, Vietnam and potentially other countries in our supply chain would increase our costs, require us to increase prices to our customers or, if we are unable to do so, result in lower gross margins on the products sold by us.

While we source our products from many different manufacturers, we rely on a few manufacturers for a significant amount of our products. In fiscal 2026, we sourced 27.0% and 15.6% of our purchases from two different vendors in Vietnam. The loss of key vendors or a disruption in receipt of products from key vendors could adversely affect our ability to deliver goods to our customers on time and in the requested quantities.

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

Our ability to capitalize on the potential of our international operations, including to realize the benefits of our DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin and Sonia Rykiel businesses and successfully expand into international markets, is subject to risks associated with international operations. These include:

●	the burdens of complying with a variety of foreign laws and regulations, including trade and labor restrictions;
●	local product preferences and product requirements;
●	more stringent regulation relating to privacy and data protection, including with respect to the collection, use and processing of commercial or personal information, particularly in Europe;
●	less rigorous protection of intellectual property;
●	compliance with United States and other country laws relating to foreign operations, including the Foreign Corrupt Practices Act, which prohibits U.S. companies from making improper payments to foreign officials for the purpose of obtaining or retaining business;
●	unexpected changes in regulatory requirements; and
●	new tariffs or other barriers in international markets.

We are also subject to general political and economic risks in connection with our international operations, including:

●	political instability and terrorist attacks;
●	changes in diplomatic and trade relationships; and
●	general and economic fluctuations in specific countries or markets, particularly uncertain economic conditions in the Euro zone.

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

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We have begun to incorporate, and may expand our use of, artificial intelligence, including generative artificial intelligence, to improve efficiencies in areas including, but not limited to, management functions, talent recruitment and operations. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Changes to U.S. and international tax laws could have a negative impact on our results of operations. We operate in many different countries and the tax rates vary by jurisdiction. We may pay additional taxes if tax rates increase in the jurisdictions in which we operate, or laws, regulations or treaties in the jurisdictions in which we operate are modified. Tax returns that we file are also subject to audit by various federal, state and international tax regimes, the resolution of which may also result in us paying more taxes than we had reserved for. We also have many transactions between our subsidiaries. We believe these transactions are at arms-length and that we have proper transfer pricing documentation in place, but our transfer pricing could be challenged by tax authorities resulting in additional tax liabilities.

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

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s (“OECD”) international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups (“MNEs”) and was effective beginning fiscal 2025. In January 2026, the OECD introduced a side-by-side agreement in which U.S.-parented MNEs are exempt from certain aspects of the global minimum tax. This agreement is effective for our fiscal year ending January 31, 2027, but is subject to adoption by each jurisdiction. While the rules did not have a material impact on our effective tax rate or financial results for fiscal 2026, we continue to monitor our operations and evolving tax legislation in the jurisdictions in which we operate. A material change in tax laws or policies, or their interpretation, related to the Pillar Two Model Rules could result in a higher effective tax rate and have an adverse effect on our financial condition, results of operations, and cash flows.

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

Between February 1, 2023 and March 20, 2026, the market price of our common stock has ranged from a low of $13.59 to a high of $36.18 per share. The market price of our common stock may change significantly in response to various factors and events beyond our control, including:

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

As of January 31, 2026, we had trademarks and other intangibles in an aggregate amount of $664.5 million, or approximately 25% of our total assets and approximately 38% of our stockholders’ equity. Approximately $388.9 million of our trademarks and other intangibles was recorded in connection with our acquisition of DKNY and Donna Karan and approximately $200.9 million of our trademarks and other intangibles was recorded in connection with our acquisition of Karl Lagerfeld.

Under accounting principles generally accepted in the United States (“GAAP”), we review our trademarks and other indefinite life intangibles for impairment annually as of January 31 of each fiscal year and when events or changes in circumstances warrant. A significant decline in our stock price and market capitalization or deterioration in our projected results could result in an impairment of our trademarks and/or other intangibles, or any future goodwill. Other events or changes may indicate the carrying value may not be recoverable due to factors such as reduced estimates of future cash flows and profitability, increased cost of debt or slower growth rates in our industry. Estimates of future cash flows and profitability are based on an updated long-term financial outlook of our operations. However, actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates.

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

The increasing focus by regulators and stakeholders on corporate responsibility issues, including those associated with environmental, social and governance issues, as well as matters of significance related to sustainability, could result in additional costs or risks, adversely impact our reputation or expose us to additional regulatory or compliance risks.

We are subject to an evolving regulatory landscape relating to environmental sustainability, climate change, supply chain due diligence and other corporate social responsibility matters in the jurisdictions in which we operate and source products. Governmental authorities in the United States, the EU and other markets have enacted, and continue to propose, laws and regulations addressing greenhouse gas emissions, environmental reporting, forced labor, supply chain transparency, product composition, packaging, and related disclosures.

Compliance with these requirements may require us to enhance monitoring, testing, traceability and reporting procedures across our global supply chain. Regulatory requirements may also evolve with limited implementation timelines, creating operational complexity.

The regulatory environment may vary across jurisdictions and may require us to adapt our practices to differing standards. Future developments, including emissions-related mandates, extended producer responsibility requirements or expanded disclosure obligations, could require changes to sourcing, manufacturing or distribution practices. While we seek to manage these requirements effectively, there can be no assurance that we will be able to do so without disruption to our operations. Failure to comply with governmental regulations, implement our strategy or achieve our goals could result in penalties and/or damage our reputation, causing our investors or consumers to lose confidence in us and our brands, and negatively impact our operations.

Further, there is an increasing focus from our stakeholders, including consumers, employees and institutional investors, on corporate social responsibility matters associated with environmental, social and governance issues and sustainability practices. Although we have disclosed our corporate social responsibility strategy and increased focus on these issues, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving our goals.

If our corporate social responsibility practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brands, reputation and customer and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our corporate social responsibility practices or the speed of adoption. In addition, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention and the willingness of our customers and suppliers to do business with us.

We cannot assure investors that we will pay dividends on our common stock.

Our ability to pay dividends on our common stock is generally dependent on a proposal by our Board of Directors subject to approval by our stockholders and will depend on a number of factors, including, among others, our financial condition and results of future operations, growth opportunities and restrictive covenants in our debt instruments.

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

As of January 31, 2026, we were in compliance with the financial covenants in our credit facility. Compliance with these financial covenants is dependent on the results of our operations, which are subject to a number of factors including current economic conditions. The economic environment has at times resulted in lower consumer confidence and lower retail sales. Adverse developments in the economy could lead to reduced consumer spending which could adversely impact our net sales and cash flow, which could affect our compliance with our financial covenants. A violation of our covenants could limit access to our credit facilities. Should such restrictions on our credit facilities and these factors occur, they could have a material adverse effect on our business and results of operations.

We may not be able to generate sufficient cash to service any future significant indebtedness, including the ABL Credit Agreement, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance any future significant debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on any future significant indebtedness, including the ABL Credit Agreement.

If our cash flows and capital resources are insufficient to fund any future significant debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness. These alternative measures may not be successful and may not permit us to meet any future significant scheduled debt service obligations. If our operating results and available cash are insufficient to meet such debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet such debt service obligations then due. Any future refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. Additionally, the ABL Credit Agreement limits the use of the proceeds from any disposition of our assets. As a result, the ABL Credit Agreement may prevent us from using the proceeds from such dispositions to satisfy our debt service obligations.

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

Our ability to access well-functioning capital markets are important to our ability to secure future debt financing on acceptable terms.

Our access to the debt markets and the terms of such access depend on multiple factors including the condition of the debt capital markets, our operating performance and our credit ratings. Although we do not have an indebtedness rated by any credit rating agency, we may have rated debt in the future. These ratings will be based on a number of factors including their assessment of our financial strength and financial policies. Our borrowing costs will be dependent to some extent on the rating assigned to our debt. However, there can be no assurance that any particular rating assigned to us will remain in effect for any given period of time or that a rating will not be changed or withdrawn by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating so warrant. Any disruptions or turmoil in the capital markets could adversely affect our cost of funds, liquidity, competitive position and access to capital markets, which could materially and adversely affect our business operations, financial condition and results of operations.

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

Our Disclosure Committee includes key executives and senior leadership, including the Executive Vice President, Chief Growth and Operations Officer, Chief Financial Officer, Senior Vice President of Finance, Senior Vice President of Investor Relations and Treasurer, Senior Vice President of Legal Counsel and Vice President of Legal Counsel. Additionally, it comprises senior representatives from financial reporting and internal audit, ensuring a comprehensive approach to risk oversight and compliance.

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

ITEM 2.     PROPERTIES.

Corporate Offices, Showrooms and Distribution Center

We lease our corporate offices and showrooms, which are located in New York City, New York. At January 31, 2026, the leases on our corporate offices and showrooms covered space of approximately 355,000 square feet and expire in 2034. We also lease a distribution center which is located in Jamesburg, New Jersey. At January 31, 2026, the lease on our distribution center covered space of approximately 583,000 square feet and expires in 2028. The majority of our distribution centers are third-party service providers for which we do not enter into lease agreements.

Retail Stores

As of January 31, 2026, we operated 104 Vilebrequin retail stores, 13 DKNY stores, 34 Karl Lagerfeld Paris stores and 67 Karl Lagerfeld stores.

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

Our leases expire at varying dates through 2037. Vilebrequin has 55 stores located in Europe, 23 stores located in the United States, 13 stores located in Asia, 9 stores located in Mexico and 4 stores in the Caribbean. DKNY has 12 stores located in the United States and 1 store located in Europe. Karl Lagerfeld Paris has 30 stores located in the United States and 4 store located in Canada. Karl Lagerfeld has 67 stores located in Europe.

The following table indicates the periods during which our retail leases expire:

Number of
Fiscal Year Ending January 31,	Stores
2027	51
2028	34
2029	45
2030	18
2031 and thereafter	70
Total	218

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

On March 20, 2026, there were 15 holders of record and, we believe, approximately 26,500 beneficial owners of our common stock.

Dividend Policy

In fiscal 2026, our Board of Directors (the “Board”) approved a new quarterly dividend program to evolve our strategic use of capital and declared an initial quarterly dividend of $0.10 per share which was paid on December 29, 2025. Any future determination as to the payment of cash dividends will be dependent upon our financial condition, results of operations and other factors deemed relevant by the Board.

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

The SEC requires us to present a chart comparing the cumulative total stockholder return on our Common Stock with the cumulative total stockholder return of  (i) a broad equity market index and (ii) a published industry index or peer group. This chart compares the Common Stock with (i) the S&P 500 Composite Index and (ii) the S&P 500 Textiles, Apparel and Luxury Goods Index, and assumes an investment of $100 on January 31, 2021 in each of the Common Stock, the stocks comprising the S&P 500 Composite Index and the stocks comprising the S&P 500 Textiles, Apparel and Luxury Goods Index.

G-III Apparel Group, Ltd.

Comparison of Cumulative Total Return

(January 31, 2021 — January 31, 2026)

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

We consolidate the accounts of all of our wholly-owned and majority-owned subsidiaries. Fabco Holding B.V. (“Fabco”), a Dutch joint venture limited liability company, was 75% owned by us through April 16, 2024 and was treated as a consolidated majority-owned subsidiary. Effective April 17, 2024, we acquired the remaining 25% interest in Fabco that we did not previously own and, as a result, Fabco began being treated as a wholly-owned subsidiary. AWWG Investments B.V. (“AWWG”) is a Dutch corporation that was 12.1% owned by us from May 3, 2024 through July 18, 2024 and was accounted for using the cost method of accounting. Effective July 19, 2024, we acquired an additional 6.6% minority interest in AWWG, increasing our total ownership interest to 18.7% and, as a result, AWWG began being accounted for under the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by us, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by us, certain other subsidiaries and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of KLH, Vilebrequin, certain other subsidiaries and AWWG are and will be included in our financial statements for the year ended or ending closest to G-III’s fiscal year. For example, for G-III’s fiscal year ended January 31, 2026, the results of KLH, Vilebrequin, certain other subsidiaries and AWWG are included for the year ended December 31, 2025. Our retail operations segment uses a 52/53-week fiscal year. Our fiscal years ended January 31, 2026 and 2025 were both 52-week fiscal years for the retail operations segment. Our fiscal year ended January 31, 2024 was a 53-week fiscal year for the retail operations segment. For fiscal 2026, 2025 and 2024, the retail operations segment ended on January 31, 2026, February 1, 2025 and February 3, 2024, respectively. In fiscal 2024, the net sales and operating results generated by the 53rd week of our retail operations segment were not material.

The following presentation of management’s discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our financial statements, the accompanying notes and other financial information appearing elsewhere in this Report.

A discussion with respect to a comparison of the results of operations of fiscal 2025 compared to the fiscal year ended January 31, 2024, other financial information related to fiscal 2024 and information with respect to Liquidity and Capital Resources at January 31, 2024 and for fiscal 2025 is contained under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.

Overview

G-III is a global leader in fashion with expertise in design, sourcing, distribution and marketing, which enables us to fuel growth across a portfolio of over 30 globally recognized owned and licensed brands anchored by our key owned brands DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin. We develop products across a diverse range of lifestyle categories which include outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. Our brands are positioned to sell at various price points with global distribution across a diverse mix of channels and geographies to reach a broad range of consumers, with approximately 77% and 23% of our net sales in fiscal 2026 being generated in the United States and internationally, respectively.

Our owned brands include DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Eliza J, Jessica Howard, Andrew Marc, G.H. Bass, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, Levi’s, Nautica, Halston, Champion, Converse, BCBG, French Connection, Starter and

major national sports leagues, among others. Through our licensed team sports business, we have partnerships with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers for their own private label programs.

Our products are sold through a cross section of leading retailers such as Macy’s, Bloomingdales, Dillard’s, Nordstrom, El Cortes Ingles, Kohl’s, TJ Maxx, Marshall’s, Ross Stores, Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates significant digital businesses. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass and Wilsons Leather brands.

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

Recent Developments

License Agreements

Effective February 2026, we entered into a license agreement with French Connection Limited to design and produce women’s and men’s apparel (subject to certain exclusions), women’s and men’s outerwear, handbags and men’s footwear under the French Connection brand. The license agreement includes an initial term of five-years with an option to renew for an additional five-year term. The products produced under this license agreement are expected to be distributed in North America through our diversified distribution network, including premier department stores, digital channels, as well as other channels. First deliveries of our French Connection product began in February 2026 for Spring 2026. We believe that significant opportunity exists in the categories subject to this license agreement where we have strong expertise, and the products expected to be produced align with G-III’s core competencies.

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

Our retail operations segment consists primarily of direct sales to consumers through our company operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather

brands. As of January 31, 2026, our retail operations segment consisted of 47 company operated stores for our DKNY and Karl Lagerfeld Paris brands, substantially all of which are operated as outlet stores in North America.

Trends Affecting Our Business

Tariffs

Beginning in April 2025, the United States announced additional tariffs on goods imported into the United States, with incremental tariffs on products imported from many countries, including China, Vietnam and Bangladesh, and the potential for further increases and revisions or terminations to existing trade agreements. In response, some countries have announced, or are otherwise considering, retaliatory tariffs on United States exports and other trade restrictions. These actions have led to significant volatility and uncertainty in global markets. During fiscal 2026, approximately 71.6% of our product was sourced from China, Vietnam and Bangladesh.

Additional tariffs imposed on imports are causing importers to shift production to lower tariff territories if possible, impacting the importers’ ability to plan production schedules and securing capacity with its ocean carriers. The recent changes to tariffs are increasing costs for importers, impacting demand and affecting ocean container shipping due to limited alternatives for moving goods.

In February 2026, the Supreme Court of the United States ruled against the current administration’s use of the International Emergency Economic Powers Act to impose certain tariffs levied in 2025. We have taken action to preserve our rights, but the availability, timing and amount of any potential refunds remains uncertain and subject to further legal, regulatory and administrative actions. The administration also announced a new global tariff of 10% effective February 24, 2026, under a different statute (Section 122 Trade Act of 1974) which will expire in 150 days unless renewed by Congress.

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

We distribute our products through multiple channels, including online through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates a significant online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos. We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin, G.H. Bass and Wilsons Leather brands. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our own web sites and third party web sites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint.

A number of retailers have experienced financial difficulties, which in some cases have resulted in bankruptcies, liquidations and/or store closings, such as the recent bankruptcy filing by Saks Global. The financial difficulties of a retail customer of ours could result in reduced business with that customer. We may also assume higher credit risk relating to receivables of a retail customer experiencing financial difficulty that could result in higher reserves for doubtful accounts or increased write-offs of accounts receivable. We attempt to mitigate credit risk from our customers by closely monitoring accounts receivable balances and shipping levels, as well as the ongoing financial performance and credit standing of customers. We may also obtain credit insurance in certain circumstances to further mitigate credit risk.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also responded with the strategic acquisitions made by us, such as our purchase of the interests not previously owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, new license agreements entered into by us, such as our recent license agreements for the Nautica, Halston, Champion, Converse, BCBG and French Connection brands and investments to accelerate our strategic priorities, such as our investment in AWWG. Our actions added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Calvin Klein and Tommy Hilfiger Licenses

The sale of licensed products is an important part of our business. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 28.0% of our net sales in fiscal 2026 and approximately 34.0% of our net sales in fiscal 2025.

Our licenses for Calvin Klein and Tommy Hilfiger products expire on a staggered basis which began on December 31, 2024 and continue through December 31, 2027. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the staggered expirations of the Calvin Klein and Tommy Hilfiger license agreements will cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

We continue to take strategic actions to mitigate the loss of this business by continuing to develop and expand our owned brands, such as DKNY, Donna Karan and Karl Lagerfeld, through new product lines, marketing initiatives, international growth and executing on digital channel business opportunities. Additionally, we also recognize higher gross profit percentages on sales of our owned brands. We also seek to expand sales in our go-forward portfolio of licensed brands, including our team sports business, as well as through our recent licenses for the Nautica, Halston and Champion brands that launched in fiscal 2025, the Converse and BCBG brands that launched in fiscal 2026 and the French Connection brand that will launch in fiscal 2027.

The Calvin Klein and Tommy Hilfiger licenses that expired in fiscal 2026 or have expirations in our upcoming fiscal 2027 through fiscal 2028 years contributed the following net sales to our total net sales in in fiscal 2026:

	Portion of Total G-III Fiscal 2026 Net Sales
	$	%

	(in thousands, except for percentages)
Calvin Klein and Tommy Hilfiger license expirations by date:
December 31, 2025	$435,642	15%
December 31, 2026	372,232	13%
December 31, 2027	19,329	1%

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

Tax Laws and Regulations

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2029. The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, and makes modifications to the international tax framework. We recognized the impact of the OBBBA in our second fiscal quarter ended July 31, 2025, the period in which the legislation was enacted. The impact of the OBBBA was immaterial to our provision for income taxes for the year ended January 31, 2026 and our consolidated balance sheet as of January 31, 2026.

In December 2022, the Council of the EU announced that EU member states reached an agreement to implement the minimum tax component of the OECD’s international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for MNEs and was effective beginning fiscal 2025. In January 2026, the OECD introduced a side-by-side agreement in which U.S.-parented MNEs are exempt from certain aspects of the global minimum tax. This agreement is effective for our fiscal year ending January 31, 2027, but is subject to adoption by each jurisdiction. While these rules did not have a material impact on our effective tax rate or financial results for fiscal 2026, we continue to monitor our operations and evolving tax legislation in the jurisdictions in which we operate.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law which contains several tax-related provisions. Among other effects, the IRA created an excise tax of 1% on stock repurchases by publicly traded U.S. corporations effective after December 31, 2022. The excise tax on common stock repurchases is classified as an additional cost of the stock acquired included in treasury stock in shareholders’ equity. The excise tax did not have a material impact on our results of operations and cash flows as of and for the year ended January 31, 2026.

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

International Conflicts

We are monitoring the direct and indirect impacts from the military conflicts in Ukraine and the latest developments across the Middle East. These international conflicts and the continued threat of terrorism, heightened security measures and military action in response to acts of terrorism or civil unrest have disrupted commerce and intensified concerns regarding the United States and world economies. Our operations in these regions could be impacted as a result of these conflicts. The imposition of additional sanctions by the United States and/or foreign governments, as well as the sanctions already in place, could lead to restrictions related to sales and our supply chain for which the financial impact is uncertain. In addition, the continuation or escalation of these international conflicts, including the potential for additional countries to declare war against each other, may lead to further, broader unfavorable macroeconomic conditions, including unfavorable foreign exchange rates, increases in fuel prices, food shortages, a weakening of the worldwide economy, lower consumer demand and volatility in financial markets. The possible effects of these international conflicts could have a material adverse effect on our business and our results of operations.

Supply Chain

The global supply chain continues to be negatively impacted by various factors, including the ongoing disruptions in the Middle East and the reciprocal tariffs imposed across all countries. The latest developments as it relates to Iran have added further uncertainty to our supply chain operations. Conflicts in the Middle East continue to cause major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. To date, our business has not been significantly impacted by such disruptions, however we have experienced shipping delays impacting the timing of inventory receipts. These delays have not resulted in a significant loss of customer sales. We expect the escalation of these conflicts as a result of the latest developments in Iran to further negatively impact the timely receipt of inventory as well as increase our shipping costs. We will continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes and destinations accordingly to ensure timely delivery of our product.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and our results of operations, and require management’s most difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting estimates, discussed below, pertain to revenue recognition, accounts receivable, inventories, income taxes, intangible assets, impairment of long-lived assets and equity awards. In determining these estimates, management must use amounts that are based upon its informed judgments and best estimates. We continually evaluate our estimates, including those related to customer allowances and discounts, product returns, bad debts and inventories, and carrying values of intangible assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Intangible Assets

ASC Topic 350 – Intangibles – Goodwill and Other (“ASC 350”) requires that intangible assets with an indefinite life be tested for impairment at least annually and are required to be written down when impaired. We perform our test as of January 31 each year, or more frequently, if events or changes in circumstances indicate the carrying amount of such assets may be impaired.

We perform our annual test for intangible assets with indefinite lives using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Critical estimates in valuing intangible assets include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital, future expected cash flows from license agreements, trade names and customer relationships. In addition, other factors considered are the brand awareness and market position of the products sold by the acquired companies and assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio. Management’s estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for intangible assets with an indefinite life.

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

Annual Indefinite-Lived Intangible Assets Impairment Testing

We performed our annual test of our indefinite-lived trademarks as of January 31, 2026 and January 31, 2025 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability. Our fiscal 2026 testing determined that the fair value of our most significant indefinite-lived intangible assets substantially exceeded its carrying value and, therefore, there were no impairments identified as of January 31, 2026. Our fiscal 2025 testing determined that the fair value of each of our indefinite-lived intangible assets substantially exceeded its carrying value except for our Sonia Rykiel trademark. As a result of our fiscal 2025 annual impairment test, we recorded a $7.4 million non-cash impairment charge during our fourth quarter of fiscal 2025 to fully impair the carrying value of our Sonia Rykiel trademark, which was included in asset impairments in our consolidated statements of operations and comprehensive income. This impairment charge was recorded to our wholesale operations segment.

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

In fiscal 2026, we recorded a $2.8 million impairment charge primarily related to furniture and fixtures and computer hardware at certain retail stores as a result of their performance as well as the write-off of assets related to an e-commerce platform that was replaced by a new platform.

In fiscal 2025, we recorded a $0.8 million impairment charge primarily related to leasehold improvements and furniture and fixtures at certain retail stores as a result of their performance.

Equity Awards

Restricted Stock Units

Restricted stock units (“RSUs”) are time based awards that do not have market or performance conditions and generally cliff vest after three years or five years. The grant date fair value for RSUs are based on the quoted market price on the date of grant. Compensation expense for RSUs are recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

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

Results of Operations

The following table sets forth our operating results both in dollars and as a percentage of our net sales for the fiscal years indicated below:

	Year Ended January 31,
	2026		2025

	(In thousands, except for percentages)
Net sales	$2,957,012	100.0%	$3,180,796	100.0%
Cost of goods sold	1,792,983	60.6	1,882,270	59.2
Gross profit	1,164,029	39.4	1,298,526	40.8
Selling, general and administrative expenses	978,462	33.1	969,812	30.5
Depreciation and amortization	29,016	1.0	27,444	0.9
Asset impairments	48,565	1.6	8,195	0.3
Operating profit	107,986	3.7	293,075	9.1
Other income (loss)	3,191	0.1	(4,374)	(0.1)
Interest and financing charges, net	(508)	—	(18,842)	(0.6)
Income before income taxes	110,669	3.8	269,859	8.4
Income tax expense	43,316	1.5	76,566	2.4
Net income	67,353	2.3	193,293	6.0
Less: loss attributable to noncontrolling interests	—	—	(273)	—
Net income attributable to G-III Apparel Group, Ltd.	$67,353	2.3%	$193,566	6.0%

Year ended January 31, 2026 (“fiscal 2026”) compared to year ended January 31, 2025 (“fiscal 2025”)

Net sales for fiscal 2026 decreased to $2.96 billion from $3.18 billion in the prior year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $2.87 billion from $3.08 billion in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped, partially offset by a slightly higher average price. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $285.8 million of our Calvin Klein and Tommy Hilfiger licensed products, due in part to several expired licenses that are not part of our go-forward business, as well as in third-party private label products. These decreases were partially offset by increases in net sales of $80.8 million of our Karl Lagerfeld and Donna Karan products. The increase in sales of Karl Lagerfeld products was primarily related to sportswear, shoes and men’s and women’s outerwear categories. The increase in sales of Donna Karan products was primarily related to the dress, handbags, outerwear and sportswear categories.

Net sales of our retail operations segment increased to $186.0 million from $166.5 million in the same period last year. The number of retail stores operated by us decreased from 49 at January 31, 2025 to 47 at January 31, 2026. The increase in sales in our retail operations segment was the result of increased sales through our Donna Karan website and Karl Lagerfeld Paris stores, partially offset by decreases in our DKNY store sales. Comparable store sales, which include both stores and digital channels, increased for DKNY and Karl Lagerfeld Paris compared to the same period in the prior year.

Gross profit was $1.16 billion, or 39.4% of net sales, for fiscal 2026 compared to $1.30 billion, or 40.8% of net sales, last year. The gross profit percentage in our wholesale operations segment was 37.4% for the year ended January 31, 2026 compared to 39.4% for the year ended January 31, 2025. The gross profit percentage in the current year period decreased primarily due to the impact of tariffs. The gross profit percentage in our retail operations segment was 50.1% for the year ended January 31, 2026 compared to 50.4% for the same period last year.

Selling, general and administrative expenses increased to $978.5 million in fiscal 2026 from $969.8 million in fiscal 2025. Selling, general and administrative expenses of our wholesale operations segment increased to $883.6 million from $876.3 million in the comparable period last year. The increase in expenses was primarily due increases of (i) $13.5 million in bad debt expense primarily related to net allowances recorded against the outstanding receivables of certain customers due to bankruptcy, including Saks Global and Hudson’s Bay Company and (ii) $9.7 million in professional fees related to consulting fees related to new technologies, a potential strategic opportunity that did not come to fruition and legal fees. These increases were offset in part by a decrease of $11.4 million in compensation expenses, primarily due to a decrease in incentive compensation and share-based compensation expense. Selling, general and administrative expenses of our retail operations segment increased to $94.9 million from $93.5 million in the comparable period last year. The increase in expenses was primarily due to an increase of $3.7 million in advertising expenses, partially offset by a decrease of $2.3 million in third-party warehouse and facility expenses.

Depreciation and amortization was $29.0 million in fiscal 2026 compared to $27.4 million in fiscal 2025. Depreciation and amortization of our wholesale operations segment was $25.6 million in fiscal 2026 compared to $23.0 million in fiscal 2025. This increase primarily results from higher depreciation related to capital expenditures for warehousing and technology projects as well as fixturing costs at department stores. Depreciation and amortization of our retail operations segment was $3.5 million in fiscal 2026 compared to $4.5 million in fiscal 2025.

In fiscal 2026, we recorded $48.6 million of asset impairments. This charge is primarily comprised of (i) a $40.0 million impairment charge related to our minority investments in Saks Global and Saks Off 5th.com, (ii) a $5.8 million impairment charge related to an equity method investment in an e-commerce retailer, (iii) a $1.6 million impairment charge for the write-off of assets related to an e-commerce platform that was replaced by a new platform and (iv) a $1.2 million impairment charge related to furniture and fixtures and computer hardware at certain retail stores as a result of their performance. In fiscal 2025, we recorded $8.2 million of asset impairments. This charge is primarily comprised of (i) a $7.4 million impairment charge related to our Sonia Rykiel trademark and (ii) a $0.8 million impairment charge related to leasehold improvements and furniture and fixtures at certain stores as a result of their performance. The annual test of our trademarks resulted in an impairment of the trademark based upon our most recent forecasted results and was impacted by higher interest rates. Asset impairments are recorded primarily in our wholesale operations segment.

Other income was $3.2 million in fiscal 2026 compared to other loss of $4.4 million in fiscal 2025. Other income in the current year period consisted primarily of $4.4 million of foreign currency income during fiscal 2026 compared to $3.3 million of foreign currency losses during fiscal 2025. Our foreign currency income and losses are primarily related to the euro.

Interest and financing charges, net for fiscal 2026 were $0.5 million compared to $18.8 million for fiscal 2025. The decrease in interest and financing charges was primarily due to a $20.4 million decrease in interest charges resulting from the redemption of the entire $400 million principal amount of the Senior Secured Notes (the “Notes”) in August 2024 and a $1.6 million charge to interest expense from extinguished debt issuance costs upon the redemption of the Notes recognized in fiscal 2025. These decreases were partially offset by a $6.5 million decrease in investment income from having a larger cash position in fiscal 2025 compared to fiscal 2026.

Income tax expense for fiscal 2026 was $43.3 million compared to $76.6 million for the prior year. Our effective tax rate was 39.1% in fiscal 2026 compared to 28.4% in the prior year. The increase in our effective tax rate is primarily due to the impairment of the Company's $20.0 million equity investment in Saks Global and $20.0 million equity investment in Saks Off 5th.com as a result of the bankruptcy filing by Saks Global in January 2026 that is not expected to be deductible for tax purposes.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations, payments of cash dividends and income tax payments. We have also used cash to repurchase our shares and make strategic investments.

As of January 31, 2026, we had cash and cash equivalents of $406.7 million and availability under our revolving credit facility of approximately $510.0 million. As of January 31, 2026, we were in compliance with all covenants under our revolving credit facility.

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

The Third ABL Credit Agreement contains covenants that, among other things, restricts our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of January 31, 2026, we were in compliance with these covenants.

As of January 31 2026, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2026, there were no outstanding trade letters of credit and $2.4 million of standby letters of credit.

We have a total of $6.3 million debt issuance costs related to our Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement.

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

Unsecured Loans

Several of our foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business. In the aggregate, we are currently required to make quarterly installment payments of principal in the amount of €0.8 million. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2026, we had an aggregate outstanding balance of €3.0 million ($3.5 million) under these various unsecured loans.

Overdraft Facilities

Certain of our foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by us or HSBC Bank. Certain of our foreign entities have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2026, we had an aggregate outstanding balance of €3.0 million ($3.6 million) under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €4.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of January 31, 2026, we had an aggregate outstanding balance of €4.0 million ($4.7 million) under these credit facilities.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. The primary sources to meet our operating cash requirements have been borrowings under this credit facility and cash generated from operations.

We had no borrowings outstanding under our ABL Credit Agreement as of both January 31, 2026 and 2025. We redeemed the entire $400 million principal amount of the Notes in August 2024. Our contingent liability under open letters of credit was approximately $2.4 million at January 31, 2026 and $3.0 million at January 31, 2025. We had an aggregate of €3.0 million ($3.5 million) and €5.9 million ($6.2 million) outstanding under our various unsecured loans as of January 31, 2026 and January 31, 2025, respectively. We also had €3.0 million ($3.6 million) outstanding and no borrowings under our overdraft facilities as of January 31, 2026 and January 31, 2025, respectively and €4.0 million ($4.7 million) outstanding and no borrowings under our foreign credit facilities as of January 31, 2026 and 2025, respectively.

Supply Chain Finance Program

We have a voluntary supply chain finance program (the “SCF Program”) administered through a third-party platform. Our payment obligations confirmed under the SCF Program are due to a financial intermediary that will remit payment to our suppliers. The SCF Program also provides participating suppliers with the option to sell their receivables due from us, at their sole discretion, to a third-party financial institution at terms negotiated between the supplier and the financial institution. We are not a party to the agreements between the suppliers and the financial institution and have no economic interest in a supplier’s decision to sell a receivable. Our payment obligations to our suppliers, including the amounts due and payment terms, which generally do not exceed 75 days, are not impacted by a suppliers’ participation in the SCF Program. See Note 9 – “Supply Chain Finance Program” in the Notes to Consolidated Financial Statements for further discussion of the SCF Program.

Share Repurchase Program

In August 2023, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the year ended January 31, 2026, we acquired 2,158,276 of our shares of common stock for an aggregate purchase price of $49.8 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of January 31, 2026, we had remaining 5,631,892 shares that are authorized for purchase under this program. As of March 20, 2026, we had 42,189,287 shares of common stock outstanding.

Cash from Operating Activities

We generated $299.1 million of cash from operating activities in fiscal 2026, primarily as a result of our net income of $67.4 million and decreases of $87.7 million in accounts receivable and $18.1 million in inventories as well as an increase of $24.4 million in accounts payable and accrued expenses. Cash from operating activities also benefited from non-cash charges primarily related to asset impairments of $48.6 million, depreciation and amortization of $29.0 million and share-based compensation of $23.4 million.

Net cash provided by operating activities decreased $17.3 million in fiscal 2026 compared to the prior year. This decrease is primarily driven by a decrease in our net income of $126.2 million, partially offset by changes in operating assets and liabilities of $74.6 million and an increase in non-cash asset impairments of $40.4 million. The $74.6 million increase in changes in operating asset and liabilities balances was primarily driven by the following:

●	Accounts receivable decreased $87.7 million in fiscal 2026 compared to an increase of $62.4 million in fiscal 2025 as a result of a decline in net sales in the fourth quarter of fiscal 2026 and an increase in net sales in the fourth quarter of fiscal 2025.
●	Accounts payable, accrued expenses and other liabilities increased $24.4 million compared to an increase of $50.1 million in fiscal 2025 as a result of payment terms to our suppliers in connection with our SCF Program.
●	Inventories decreased $18.1 million in fiscal 2026 compared to a decrease of $42.3 million in fiscal 2025. The decrease in fiscal 2026 was the result of reduced inventory for licensed brands that expired during the year. The decrease in fiscal 2025 was a result of a reduction of the elevated inventory levels in fiscal 2024 related to supply chain issues.
●	Prepaid expenses and other current assets increased $2.9 million in fiscal 2026 compared to a decrease of $20.0 million in fiscal 2025 as a result of fiscal 2025 being impacted by lower prepaid royalties and advertising related to our Calvin Klein licenses, accruals for returns and restocking expenses and the receipt of a refund from a customs examination.

Cash from Investing Activities

We used $36.0 million of cash in investing activities during fiscal 2026. We had $35.2 million in capital expenditures primarily related to leasehold improvements, shop-in-shop development and computer software expenditures.

Cash from Financing Activities

We used $54.3 million of cash in financing activities primarily as a result of $49.8 million of cash to repurchase 2,158,276 shares of our common stock under our share repurchase program, excluding excise tax, $5.0 million for taxes paid in connection with net share settlements of stock grants that vested and $4.2 million of cash dividends paid to common stockholders. These items were offset, in part, by net proceeds of $4.7 million under our various foreign credit facilities.

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

Tabular Disclosure of Contractual Obligations

As of January 31, 2026, our contractual obligations were as follows (in millions):

	Payments Due By Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating lease obligations	$332.4	$67.7	$107.4	$63.1	$94.2
Minimum royalty payments (1)	182.0	78.4	82.7	20.9	—
Long-term debt obligations (2)	11.8	7.1	3.5	1.2	—
Total	$526.2	$153.2	$193.6	$85.2	$94.2
(1)	Includes obligations to pay minimum scheduled royalty, advertising and other required payments under various license agreements.
(2)	Includes: (a) $3.5 million in our various unsecured loans which have maturity dates ranging from fiscal 2027 through fiscal 2029 and requires us to make quarterly installment payments of €0.8 million, (b) $3.6 million in our various overdraft facilities and (c) $4.7 million in our foreign credit facilities. We had no borrowings outstanding under our revolving credit facility as of January 31, 2026.

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

Inflationary factors such as increases in the cost of our products and overhead costs may adversely affect our operating results. We have experienced increased costs in many aspects of our business due to the historic high rates of inflation in recent years. Beginning in fiscal 2023, we have implemented price increases on many of our products in an effort to mitigate the effect of higher costs. We expect inflationary pressures to continue in fiscal 2027. See our “Risk Factors Relating to the Operation of Our Business” and “Risk Factors Relating to the Economy and the Apparel Industry” contained under “Risk Factors.”

Interest Rate Exposure

We are subject to market risk from exposure to changes in interest rates relating to our ABL Credit Agreement. We borrow under this credit facility to support general corporate purposes, including capital expenditures and working capital needs. The U.S. Federal Reserve Board increased interest rates several times in fiscal 2024 and decreased interest rates in 2025 and 2026. It is unclear whether the Federal Reserve will reduce, increase or maintain the current interest rates in fiscal 2027. Additional increases in interest rates, or the continuation of the current rates, by the Federal Reserve will result in increases in our interest expense under our ABL Credit Agreement.

We had nominal borrowings under our ABL Credit Agreement during the year ended January 31, 2026. We estimate that each 100 basis point increase in our borrowing rates would result in additional interest expense to us of approximately $1 million for each $100 million outstanding our ABL Credit Agreement.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and supplementary data required pursuant to this Item begin on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

As of January 31, 2026, our management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15I under the Exchange Act). Based on that evaluation, we concluded that our disclosure controls and procedures were not effective because of a material weakness in the Company’s internal control over financial reporting, as described below. Our internal controls over financial reporting are designed to confirm that information required to be disclosed by G-III in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

Within the KLH subsidiary, which represented approximately 9% of our total net sales for fiscal 2026, the Company identified a material weakness in the operating effectiveness of controls related to information technology general controls

(“ITGCs”) over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they rely upon information and configurations from the affected IT systems.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on its assessment, management identified within the Company’s KLH subsidiary a material weakness in the operating effectiveness of controls related to ITGCs over business applications that support the Company’s financial reporting processes. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they rely upon information and configurations from the affected IT systems. Management concluded that the material weakness did not result in any material misstatements in our financial statements or disclosures in the current year. Based on additional procedures and post-closing review, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. However, because of this material weakness, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2026, based on criteria in Internal Control — Integrated Framework (2013), issued by the COSO.

Our independent auditors, Ernst & Young LLP, a registered public accounting firm, have audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting. As a result of the material weakness described above, Ernst & Young LLP has issued an adverse opinion on the effectiveness of our internal controls over financial reporting as of January 31, 2026. The reports of our independent auditors appear on pages F-1 and F-3 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION.

Insider Adoption or Termination of Trading Agreements

During the three months ended January 31, 2026, no director or officer of the Company informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information required by Item 401 of Regulation S-K regarding directors is contained under the heading “Proposal No. 1 — Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Stockholders to be held on or about June 12, 2026, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission, and is incorporated herein by reference. For information concerning our executive officers, see “Business — Information About Our Executive Officers” in Item 1 in this Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of January 31, 2026, the last day of fiscal 2026, regarding securities issued under G-III’s equity compensation plans that were in effect during fiscal 2026.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,369,786 (1)	$—	599,477 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,369,786 (1)	$—	599,477 (2)
(1)	Includes outstanding awards of 1,168,736 and 2,201,050 shares of Common Stock issuable upon vesting of restricted stock units under our 2015 Long-Term Incentive Plan and 2023 Long-Term Incentive Plan, respectively.
(2)	Under our 2023 Long-Term Incentive Plan.

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

Exhibits:

The following exhibits filed as part of this report or incorporated herein by reference are management contracts or compensatory plans or arrangements: Exhibits 10.1, 10.3, 10.4, 10.4(a), 10.4(b), 10.4(c), 10.4(d), 10.5, 10.5(a), 10.5(b), 10.5(c), 10.5(d), 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12.

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

		8-K	000-18183	6/6/2024
10.3	G-III 2005 Amended and Restated Stock Incentive Plan, (the “2005 Plan”).	8-K	000-18183	3/15/2013
10.4	G-III 2015 Long-Term Incentive Plan, as amended.	8-K	000-18183	8/10/2023
10.4(a)	Form of Amended and Restated Restricted Stock Unit Agreement, dated June 28, 2021, with respect to revised awards under the 2015 Plan.	8-K	000-18183	6/30/2021
10.4(b)	Form of Performance Share Unit Agreement for March 18, 2022 performance share unit awards.	8-K	000-18183	3/24/2022
10.4(c)	Form of Performance Share Unit Agreement for April 27, 2023 performance share unit awards.	8-K	000-18183	5/1/2023
10.4(d)	Performance Share Unit Agreement, dated August 9, 2023.	8-K	000-18183	8/10/2023
10.5	G-III 2023 Long-Term Incentive Plan.	DEF 14A	000-18183	9/11/2023
10.5(a)	Performance Share Unit Agreement, dated October 17, 2023	10-Q (Q3 2024)	000-18183	12/6/2023
10.5(b)	Form of Performance Share Unit Agreement for March 28, 2024 performance share unit awards.	8-K	000-18183	4/3/2024
10.5(c)	Form of Performance Share Unit Agreement for March 19, 2025 performance share unit awards.	8-K	000-18183	3/21/2025
10.5(d)	Form of Restricted Stock Unit Agreement for December 12, 2025 restricted stock unit awards.	8-K	000-18183	12/16/2025
10.6	Form of Executive Transition Agreement, as amended.	8-K	000-18183	2/16/2011
10.7	Employment Agreement, dated as of August 29, 2023, by and between Sammy Aaron and G-III.	8-K	000-18183	8/30/2023
10.8	Form of Indemnification Agreement.	10-Q (Q3 2011)	000-18183	12/10/2010
10.9	Employment Agreement, dated as of December 4, 2023, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/5/2023
10.10	Executive Transition Agreement, dated as of December 4, 2023, between G-III and Jeffrey D. Goldfarb.	8-K	000-18183	12/5/2023
10.11	Severance Agreement, dated as of December 9, 2016, between G-III and Neal Nackman.	8-K	000-18183	12/14/2016
10.12	Amended Employment Agreement, dated as of November 27, 2023, between G-III and Dana Perlman.	8-K	000-18183	12/5/2023
19.1*	G-III Apparel Group, Ltd. Insider Trading Policy	—	—	—
21*	Subsidiaries of G-III.	—	—	—
23.1*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	—	—	—

Incorporated by Reference
Exhibit No.	Document	Form	File No.	Date Filed
31.1*	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.	—	—	—
31.2*	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a – 14(a) or Rule 15d – 14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.	—	—	—
32.1**	Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.	—	—	—
32.2**	Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.	—	—	—
97.1*	G-III Apparel Group, Ltd. Clawback Policy	—	—	—
101.INS*	iXBRL Instance Document.	—	—	—
101.SCH*	iXBRL Schema Document.	—	—	—
101.CAL*	iXBRL Calculation Linkbase Document.	—	—	—
101.DEF*	iXBRL Extension Definition.	—	—	—
101.LAB*	iXBRL Label Linkbase Document.	—	—	—
101.PRE*	iXBRL Presentation Linkbase Document.	—	—	—
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)	—	—	—

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

March 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Morris Goldfarb	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 24, 2026
Morris Goldfarb

/s/ Neal S. Nackman	Chief Financial Officer (principal financial and accounting officer)	March 24, 2026
Neal S. Nackman

/s/ Sammy Aaron	Director, Vice Chairman and President	March 24, 2026
Sammy Aaron

/s/ Thomas J. Brosig	Director	March 24, 2026
Thomas J. Brosig

/s/ Dr. Joyce F. Brown	Director	March 24, 2026
Dr. Joyce F. Brown

/s/ Jeffrey Goldfarb	Director	March 24, 2026
Jeffrey Goldfarb

/s/ Victor Herrero	Director	March 24, 2026
Victor Herrero

/s/ Robert L. Johnson	Director	March 24, 2026
Robert L. Johnson

/s/ Patti H. Ongman	Director	March 24, 2026
Patti H. Ongman

/s/ Laura Pomerantz	Director	March 24, 2026
Laura Pomerantz

/s/ Michael Shaffer	Director	March 24, 2026
Michael Shaffer

/s/ Cheryl Vitali	Director	March 24, 2026
Cheryl Vitali

/s/ Richard White	Director	March 24, 2026
Richard White

/s/ Andrew Yaeger	Director	March 24, 2026
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of G-III Apparel Group, Ltd. and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 24, 2026 expressed an adverse opinion thereon.

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

Auditing the Company’s measurement of variable consideration related to markdown allowances is subjective because the method of calculation involves management assumptions about estimates of the expected markdowns. For example, in addition to historical experience, estimates of future markdown allowances are adjusted to reflect management’s assumptions about performance of the Company’s merchandise, specific known events and industry trends.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating variable consideration related to markdown allowances. For example, we tested controls over management’s review of the significant assumptions underlying the estimates of the markdown allowances.

To test the Company’s measurement of markdown allowances, our audit procedures included, among others, evaluating the Company’s methodologies, testing the related assumptions described above and testing the completeness and accuracy of the underlying data used in management’s analyses. We compared the assumptions used by management to historical results and specific known events and industry trends. Further, we performed sensitivity analyses to evaluate the changes in markdown allowances that would result from changes in the related assumptions. In addition, we performed a retrospective review of actual customer chargebacks for markdowns to evaluate the historical accuracy of the Company’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2000.

New York, New York

March 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of G-III Apparel Group, Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited G-III Apparel Group, Ltd. and subsidiaries’ internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, G-III Apparel Group, Ltd. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and 2025, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2026 consolidated financial statements, and this report does not affect our report dated March 24, 2026, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

March 24, 2026

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2026	2025

	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$406,662	$181,440
Accounts receivable, net of allowance for doubtful accounts of $19,038 and $7,588, respectively	537,045	624,752
Inventories	460,029	478,086
Prepaid income taxes	12,288	2,487
Prepaid expenses and other current assets	53,023	48,589
Total current assets	1,469,047	1,335,354
Investments in unconsolidated affiliates	110,226	105,360
Property and equipment, net	78,042	69,318
Operating lease assets	257,619	255,180
Other assets, net	23,903	66,577
Other intangibles, net	25,564	27,093
Deferred income tax assets, net	7,510	15,439
Trademarks	638,909	608,913
Total assets	$2,610,820	$2,483,234
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$7,104	$3,114
Accounts payable	264,005	228,154
Accrued expenses	138,493	137,788
Customer refund liabilities	76,308	79,985
Current operating lease liabilities	52,244	50,268
Income tax payable	7,135	10,686
Other current liabilities	376	495
Total current liabilities	545,665	510,490
Notes payable, net of discount and unamortized issuance costs	4,638	3,045
Deferred income tax liabilities, net	61,387	48,083
Noncurrent operating lease liabilities	220,713	221,257
Other non-current liabilities	18,094	20,878
Total liabilities	850,497	803,753

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued and outstanding	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396 and 49,396 shares issued, respectively	264	264
Additional paid-in capital	476,005	467,692
Accumulated other comprehensive income (loss)	23,920	(25,519)
Retained earnings	1,416,812	1,353,678
Common stock held in treasury, at cost - 7,206 and 5,509 shares, respectively	(156,678)	(116,634)
Total stockholders' equity	1,760,323	1,679,481
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$2,610,820	$2,483,234

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended January 31,
	2026	2025	2024

	(In thousands, except per share amounts)
Net sales	$2,957,012	$3,180,796	$3,098,242
Cost of goods sold	1,792,983	1,882,270	1,856,395
Gross profit	1,164,029	1,298,526	1,241,847
Selling, general and administrative expenses	978,462	969,812	924,223
Depreciation and amortization	29,016	27,444	27,523
Asset impairments	48,565	8,195	6,758
Operating profit	107,986	293,075	283,343
Other income (loss)	3,191	(4,374)	(3,149)
Interest and financing charges, net	(508)	(18,842)	(39,595)
Income before income taxes	110,669	269,859	240,599
Income tax expense	43,316	76,566	65,859
Net income	67,353	193,293	174,740
Less: loss attributable to noncontrolling interests	—	(273)	(1,428)
Net income attributable to G-III Apparel Group, Ltd.	$67,353	$193,566	$176,168

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO G-III APPAREL GROUP, LTD.:
Basic:
Net income per common share	$1.58	$4.35	$3.84
Weighted average number of shares outstanding	42,734	44,450	45,859

Diluted:
Net income per common share	$1.51	$4.20	$3.75
Weighted average number of shares outstanding	44,504	46,116	47,000

Net income	$67,353	$193,293	$174,740
Other comprehensive income (loss):
Foreign currency translation adjustments	49,439	(22,350)	8,462
Other comprehensive income (loss)	49,439	(22,350)	8,462
Comprehensive income	116,792	170,943	183,202
Comprehensive loss attributable to noncontrolling interests:
Net loss	—	(273)	(1,428)
Foreign currency translation adjustments	—	38	(16)
Comprehensive loss attributable to noncontrolling interests	—	(235)	(1,444)
Comprehensive income attributable to G-III Apparel Group, Ltd.	$116,792	$170,708	$181,758

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Accumulated		Common
		Additional	Other		Stock
	Common	Paid-In	Comprehensive	Retained	Held In
	Stock	Capital	Income (Loss)	Earnings	Treasury	Total

	(In thousands)
Balance as of January 31, 2023	$264	$468,712	$(11,653)	$983,944	$(55,819)	$1,385,448
Equity awards exercised/vested, net	—	(16,169)	—	—	16,169	—
Share-based compensation expense	—	17,164	—	—	—	17,164
Taxes paid for net share settlements	—	(10,866)	—	—	—	(10,866)
Other comprehensive income, net	—	—	8,446	—	—	8,446
Repurchases of common stock	—	—	—	—	(26,100)	(26,100)
Net loss attributable to G-III Apparel Group, Ltd.	—	—	—	176,168	—	176,168
Balance as of January 31, 2024	264	458,841	(3,207)	1,160,112	(65,750)	1,550,260
Equity awards exercised/vested, net	—	(9,725)	—	—	9,725	—
Share-based compensation expense	—	28,894	—	—	—	28,894
Taxes paid for net share settlements	—	(7,576)	—	—	—	(7,576)
Other comprehensive loss, net	—	—	(22,312)	—	—	(22,312)
Repurchases of common stock	—	—	—	—	(59,973)	(59,973)
Excise tax on stock repurchases	—	—	—	—	(636)	(636)
Reduction of noncontrolling interest	—	(2,742)	—	—	—	(2,742)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	193,566	—	193,566
Balance as of January 31, 2025	264	467,692	(25,519)	1,353,678	(116,634)	1,679,481
Equity awards exercised/vested, net	—	(10,100)	—	—	10,100	—
Share-based compensation expense	—	23,386	—	—	—	23,386
Taxes paid for net share settlements	—	(4,973)	—	—	—	(4,973)
Other comprehensive income, net	—	—	49,439	—	—	49,439
Repurchases of common stock	—	—	—	—	(49,770)	(49,770)
Excise tax on stock repurchases	—	—	—	—	(374)	(374)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(4,219)	—	(4,219)
Net income attributable to G-III Apparel Group, Ltd.	—	—	—	67,353	—	67,353
Balance as of January 31, 2026	$264	$476,005	$23,920	$1,416,812	$(156,678)	$1,760,323

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended January 31,
	2026	2025	2024

	(In thousands)
Cash flows from operating activities
Net income attributable to G-III Apparel Group, Ltd.	$67,353	$193,566	$176,168
Adjustments to reconcile net income to net cash provided by operating activities, net of assets and liabilities acquired:
Depreciation and amortization	29,016	27,444	27,523
Loss on disposal of fixed assets	776	388	102
Non-cash operating lease costs	55,802	58,485	58,804
Asset impairments	48,565	8,195	6,758
Equity loss in unconsolidated affiliates	1,093	1,930	5,607
Change in fair value of equity investment	—	—	(1,009)
Share-based compensation	23,386	28,894	17,164
Deferred financing charges and debt discount amortization	1,252	2,315	7,090
Extinguishment of deferred financing costs	—	1,598	—
Deferred income taxes	15,690	11,981	3,744
Changes in operating assets and liabilities:
Accounts receivable, net	87,707	(62,389)	112,600
Inventories	18,057	42,340	188,919
Income taxes, net	(13,352)	(5,121)	4,331
Prepaid expenses and other current assets	(2,864)	19,964	3,588
Other assets, net	2,780	(1,131)	5,860
Customer refund liabilities	(3,677)	(4,069)	(5,706)
Operating lease liabilities	(56,794)	(58,112)	(58,928)
Accounts payable, accrued expenses and other liabilities	24,354	50,123	34,967
Net cash provided by operating activities	299,144	316,401	587,582

Cash flows from investing activities
Operating lease assets initial direct costs	(45)	(1,772)	(52)
Investment in equity interest of private companies	(732)	(105,591)	(3,600)
Proceeds from sale of assets	—	729	—
Capital expenditures	(35,221)	(41,517)	(24,679)
Net cash used in investing activities	(35,998)	(148,151)	(28,331)

Cash flows from financing activities
Repayment of borrowings - revolving credit facility	—	(485,106)	(112,826)
Proceeds from borrowings - revolving credit facility	—	485,106	32,738
Repayment of borrowings - foreign facilities	(165,132)	(152,539)	(139,429)
Proceeds from borrowings - foreign facilities	169,804	138,979	136,850
Repayment of borrowings - senior secured notes	—	(400,000)	—
Repayment of borrowings - LVMH Note	—	—	(125,000)
Payment of financing costs	—	(4,400)	—
Purchase of treasury shares	(49,770)	(59,973)	(26,100)
Taxes paid for net share settlements	(4,973)	(7,576)	(10,866)
Dividends paid on common stock	(4,219)	—	—
Net cash used in financing activities	(54,290)	(485,509)	(244,633)

Foreign currency translation adjustments	16,366	(9,130)	1,559
Net increase (decrease) in cash and cash equivalents	225,222	(326,389)	316,177
Cash and cash equivalents at beginning of year	181,440	507,829	191,652
Cash and cash equivalents at end of year	$406,662	$181,440	$507,829
Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$3,621	$27,439	$30,237
Income tax payments, net	$43,038	$66,952	$57,856
Excise tax liability related to stock repurchases	$374	$636	$—

The accompanying notes are an integral part of these statements.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2026, 2025 and 2024

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. Fabco Holding B.V. (“Fabco”), a Dutch joint venture limited liability company, was 75% owned by the Company through April 16, 2024 and was treated as a consolidated majority-owned subsidiary. Effective April 17, 2024, the Company acquired the remaining 25% interest in Fabco that it did not previously own and, as a result, Fabco began being treated as a wholly-owned subsidiary. AWWG Investments B.V. (“AWWG”) is a Dutch corporation that was 12.1% owned by the Company from May 3, 2024 through July 18, 2024 and was accounted for using the cost method of accounting. Effective July 19, 2024, the Company acquired an additional 6.6% minority interest in AWWG, increasing its total ownership interest to 18.7% and, as a result, AWWG began being accounted for under the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, certain other subsidiaries of the Company and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, certain other subsidiaries of the Company and AWWG are included in the financial statements for the year ended or ending closest to the Company’s fiscal year end. For example, with respect to the Company’s results for the year ended January 31, 2026, the results of KLH, Vilebrequin, certain other subsidiaries of the Company and AWWG are included for the year ended December 31, 2025. The Company’s retail operations segment reports on a 52/53-week fiscal year. The Company’s fiscal years ended January 31, 2026 and 2025 were both 52-week fiscal years for the retail operations segment. The Company’s fiscal year ended January 31, 2024 was a 53-week fiscal year for the retail operations segment. For fiscal 2026, 2025 and 2024, the retail operations segment ended on January 31, 2026, February 1, 2025 and February 3, 2024, respectively.

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

5. Inventories

Wholesale inventories, which comprises a significant portion of the Company’s inventory, are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Retail and Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

6.  Intangible Assets

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

In fiscal 2026, the Company recorded a $2.8 million impairment charge related to furniture and fixtures and computer hardware at certain retail stores as a result of their performance as well as the write-off of assets related to an e-commerce platform that was replaced by a new platform.

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

11.  Net Income Per Common Share

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards and stock options outstanding during the period. Approximately 48,000 shares of common stock have been excluded from the diluted net income per share calculation for the year ended January 31, 2026. A nominal amount of shares of common stock have been excluded from the diluted net income per share calculation for the year ended January 31, 2025. Approximately 102,000 shares of common stock have been excluded from the diluted net income per share calculation for the year ended January 31, 2024. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation. The Company issued no shares of common stock in connection with the exercise or vesting of equity awards during the years ended January 31, 2026, 2025 and 2024, respectively. Instead, the Company re-issued 460,856, 368,877 and 610,631 treasury shares in connection with the vesting of equity awards in fiscal 2026, 2025 and 2024, respectively.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Year Ended January 31,
	2026	2025	2024

	(In thousands, except share and per share amounts)
Net income attributable to G-III Apparel Group, Ltd.	$67,353	$193,566	$176,168
Basic net income per share:
Basic common shares	42,734	44,450	45,859
Basic net income per share	$1.58	$4.35	$3.84

Diluted net income per share:
Basic common shares	42,734	44,450	45,859
Dilutive restricted stock unit awards and stock options	1,770	1,666	1,141
Diluted common shares	44,504	46,116	47,000
Diluted net income per share	$1.51	$4.20	$3.75

12.  Equity Award Compensation

ASC Topic 718, Compensation — Stock Compensation, requires all share-based payments to employees, including grants of restricted stock unit awards and employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) based on their grant date fair values.

The Company accounts for forfeited awards as they occur as permitted by ASC 718. Ultimately, the actual expense recognized over the vesting period will be for those shares that vested. Restricted stock units (“RSUs”) are time based

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards that do not have market or performance conditions and generally cliff vest after three years or five years. Performance stock units (“PSUs”) granted to executives vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. Special performance stock units (“SPSUs”) were granted to Morris Goldfarb, the Company’s Chairman and Chief Executive Officer, in fiscal 2024 under the terms of his new employment agreement and may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved. These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award. RSUs and employee stock options are expensed on a straight-line basis. PSUs are expensed under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals. SPSUs are expensed under the accelerated attribution method.

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

14.  Shipping and Handling Costs

Shipping and handling costs consist of warehouse facility costs, third party warehousing, freight out costs, and warehouse supervisory wages and are included in selling, general and administrative expenses. Shipping and handling costs included in selling, general and administrative expenses were $162.5 million, $171.6 million and $175.6 million for the years ended January 31, 2026, 2025 and 2024, respectively.

15.  Advertising Costs

The Company expenses advertising costs as incurred and includes these costs in selling, general and administrative expenses. Advertising paid as a percentage of sales under license agreements is expensed in the period in which the sales occur or are accrued to meet guaranteed minimum requirements under license agreements. Advertising expense was $139.0 million, $145.4 million and $121.7 million for the years ended January 31, 2026, 2025 and 2024, respectively. Prepaid advertising, which represents advance payments to licensors for minimum guaranteed payments for advertising under the Company’s licensing agreements, was $2.6 million and $3.6 million at January 31, 2026 and 2025, respectively.

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

Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value		Fair Value
		January 31,	January 31,	January 31,	January 31,
Financial Instrument	Level	2026	2025	2026	2025

		(In thousands)
Unsecured loans	2	$3,468	$6,159	$3,468	$6,159
Overdraft facilities	2	3,578	—	3,578	—
Foreign credit facilities	2	4,696	—	4,696	—

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

Non-Financial Assets and Liabilities

The Company’s non-financial assets that are measured at fair value on a nonrecurring basis include long-lived assets, which consist primarily of property and equipment and operating lease assets. The Company reviews these assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable. For assets that are not recoverable, an impairment loss is recognized equal to the difference between the carrying amount of the asset or asset group and its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by discounting the estimated market rental rates over the remaining term of the lease. These fair value measurements are considered level 3 measurements in the fair value hierarchy. During fiscal 2026, the Company recorded a $2.8 million impairment charge primarily related to furniture and fixtures and computer hardware at certain retail stores as a result of their performance as well as the write-off of assets related to an e-commerce platform that was replaced by a new platform. During fiscal 2025, the Company recorded a $0.8 million impairment charge primarily related to leasehold

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

improvements and furniture and fixtures at certain retail stores as a result of their performance. During fiscal 2024, the Company recorded a $1.3 million impairment charge primarily related to leasehold improvements, furniture and fixtures, computer hardware and operating lease assets at certain retail stores as a result of their performance.

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

19.  Effects of Recently Adopted and Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU requires public companies to disclose, on an annual basis, a tabular reconciliation of the effective tax rate to the statutory rate for federal, state and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, the ASU requires public companies to disclose their income tax payments (net of refunds received), disaggregated between federal, state/local and foreign jurisdictions. The Company adopted ASU 2023-09 retrospectively for the annual periods presented in the financial statements during the year ended January 31, 2026. The adoption of this standard resulted in additional disclosures for income tax reporting. See Note 10 – Income Taxes for further details on the adoption of ASU 2023-09.

Accounting Guidance Issued Being Evaluated for Adoption

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

The liability recorded in connection with variable consideration, primarily related to sales discounts and allowances, has been classified as a current liability under “customer refund liabilities” on the consolidated balance sheets. Costs expected to be incurred when products are returned should be accrued for upon the sale of the product as a component of cost of goods sold.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. As of January 31, 2026, revenues from license agreements related to trademarks associated with the Company’s owned brands represented an insignificant portion of wholesale revenues.

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

Variable consideration, primarily related to sales discounts and allowances, is estimated based on historical experience, current contractual and statutory requirements, specific known events and industry trends. The reserves for variable consideration are recorded under customer refund liabilities. As of January 31, 2026 and 2025, customer refund liabilities amounted to $76.3 million and $80.0 million, respectively. Historical return rates are calculated on a product line basis. The remainder of the historical rates for variable consideration are calculated by customer by product lines.

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. Total contract liabilities were $6.2 million and $5.9 million at January 31, 2026 and 2025, respectively. The Company recognized $4.9 million in revenue for the year ended January 31, 2026 which related to contract liabilities that existed at January 31, 2025. There were no contract assets recorded as of January 31, 2026 and January 31, 2025. Substantially all of the advance payments from licenses as of January 31, 2026 are expected to be recognized as revenue within the next twelve months.

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

The Company’s accounts receivable and allowance for doubtful accounts as of January 31, 2026 and 2025 were:

	January 31, 2026
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$555,038	$1,045	$556,083
Allowance for doubtful accounts	(18,970)	(68)	(19,038)
Accounts receivable, net	$536,068	$977	$537,045

	January 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$631,463	$877	$632,340
Allowance for doubtful accounts	(7,520)	(68)	(7,588)
Accounts receivable, net	$623,943	$809	$624,752

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

During the year ended January 31, 2026, the Company recorded a $17.5 million increase in its allowance for doubtful accounts due to the bankruptcy of Saks Global. During the year ended January 31, 2026, accounts receivable balances of $8.4 million were deemed uncollectable and written off against the allowance primarily due to the bankruptcy of certain customers within the Company’s wholesale operations segment, including Hudson’s Bay Company.

During the year ended January 31, 2025, the Company recorded a $6.4 million increase in its allowance for doubtful accounts primarily due to the bankruptcy of certain customers within the Company’s wholesale operations segment, including Hudson’s Bay Company.

The Company had the following activity in its allowance for credit losses:

	January 31, 2026
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses	(19,778)	—	(19,778)
Accounts written off as uncollectible	8,328	—	8,328
Balance as of January 31, 2026	$(18,970)	$(68)	$(19,038)

	January 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2024	$(1,408)	$(63)	$(1,471)
Provision for credit losses	(6,160)	(5)	(6,165)
Accounts written off as uncollectible	48	—	48
Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)

NOTE 4 — INVENTORIES

Wholesale inventories, which comprise a significant portion of the Company’s inventory are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Retail and Vilebrequin inventories are stated at the lower of cost (determined by the weighted average method) or net realizable value. Substantially all of the Company’s inventories consist of finished goods.

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $12.2 million and $13.2 million at January 31, 2026 and 2025, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the consolidated balance sheets as of January 31, 2026 and 2025.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory held on consignment by the Company’s customers totaled $4.4 million and $5.9 million at January 31, 2026 and 2025, respectively. Consignment inventory is stored at the facilities of the Company’s customers. The Company reflects this inventory on its consolidated balance sheets.

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consist of:

		January 31,
	Estimated life	2026	2025

		(In thousands)
Machinery and equipment	5 years	$2,854	$2,263
Leasehold improvements	3-13 years	99,079	92,516
Furniture and fixtures	3-5 years	156,292	148,789
Computer equipment and software	2-5 years	85,581	71,779
		343,806	315,347
Less: accumulated depreciation		(265,764)	(246,029)
		$78,042	$69,318

Depreciation expense was $24.6 million, $22.2 million and $22.0 million for the years ended January 31, 2026, 2025 and 2024, respectively. For the year ended January 31, 2026, the Company recorded a $2.8 million impairment charge related to furniture and fixtures and computer hardware at certain retail stores as a result of their performance as well as the write-off of assets related to an e-commerce platform that was replaced by a new platform. For the year ended January 31, 2025, the Company recorded a $0.8 million impairment charge related to leasehold improvements and furniture and fixtures of certain retail stores as a result of their performance. For the year ended January 31, 2024, the Company recorded a $0.8 million impairment charge related to leasehold improvements, computer hardware and furniture and fixtures at certain retail stores as a result of their performance.

The Company evaluates long-lived assets, which consist primarily of property and equipment and operating lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation process, the Company first compares the carrying value of the asset to the estimated future cash flows (undiscounted and without interest charges plus proceeds expected from disposition, if any). If the estimated undiscounted cash flows are less than the carrying value of the asset, the Company needs to determine the fair value of the assets. The Company compares the carrying value of the asset or asset group to its estimated fair value. If the fair value is less than the carrying value, the Company recognizes an impairment charge. The carrying amount of the asset or asset group is reduced to the estimated fair value based on a discounted cash flow valuation, or in the case of operating lease assets, estimated market rents. Assets to be disposed of are reported at the lower of the carrying amount of the asset or fair value less costs to sell. The Company reviews retail store assets for potential impairment based on historical cash flows, lease termination provisions and forecasted future retail store operating results. If the Company recognizes an impairment charge for a depreciable long-lived asset, the adjusted carrying amount of the asset becomes its new cost basis and will be depreciated (amortized) over the remaining useful life of that asset.

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

The Company’s operating lease assets and liabilities as of January 31, 2026 and 2025 consist of the following:

Leases	Classification	January 31, 2026	January 31, 2025

		(In thousands)
Assets
Operating	Operating lease assets	$257,619	$255,180
Total lease assets		$257,619	$255,180

Liabilities
Current operating	Current operating lease liabilities	$52,244	$50,268
Noncurrent operating	Noncurrent operating lease liabilities	220,713	221,257
Total lease liabilities		$272,957	$271,525

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

The Company recorded lease costs of $72.9 million, $74.4 million and $73.5 million during the years ended January 31, 2026, 2025 and 2024, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $16.3 million, $19.8 million and $24.1 million for the years ended January 31, 2026, 2025 and 2024, respectively. Short-term lease costs are immaterial.

As of January 31, 2026, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2031 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2027	$67,701
2028	59,680
2029	47,755
2030	34,242
2031	28,847
After 2031	94,195
Total lease payments	$332,420
Less: Interest	59,463
Present value of lease liabilities	$272,957

As of January 31, 2026, there are no material leases that are legally binding but have not yet commenced.

As of January 31, 2026, the weighted average remaining lease term related to operating leases is 6.4 years. The weighted average discount rate related to operating leases is 6.2%.

Cash paid for amounts included in the measurement of operating lease liabilities is $76.2 million and $76.3 million as of January 31, 2026 and 2025, respectively. Right-of-use assets obtained in exchange for lease obligations were $47.5 million and $111.5 million during the years ended January 31, 2026 and 2025, respectively.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist of:

January 31, 2026	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$19,571	$(19,271)	$300
Customer relationships	15-17 years	53,019	(31,995)	21,024
Other	5-10 years	6,441	(2,201)	4,240
Total finite-lived intangible assets		$79,031	$(53,467)	$25,564
Indefinite-lived intangible assets
Trademarks				638,909
Total indefinite-lived intangible assets				638,909
Total intangible assets, net				$664,473

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2025	Estimated Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

		(In thousands)
Finite-lived intangible assets
Licenses	14 years	$18,765	$(18,057)	$708
Customer relationships	15-17 years	52,198	(28,601)	23,597
Other	5-10 years	5,833	(3,045)	2,788
Total finite-lived intangible assets		$76,796	$(49,703)	$27,093
Indefinite-lived intangible assets
Trademarks				608,913
Total indefinite-lived intangible assets				608,913
Total intangible assets, net				$636,006

Amortization expense

Amortization expense with respect to finite-lived intangibles amounted to $4.2 million, $5.2 million and $5.4 million for the years ended January 31, 2026, 2025 and 2024, respectively.

The estimated amortization expense with respect to intangibles for the next five years is as follows:

Year Ending January 31,	Amortization Expense
(In thousands)
2027	$4,730
2028	4,312
2029	3,423
2030	3,387
2031	2,767

Intangible assets with finite lives are amortized over their estimated useful lives and measured for impairment when events or circumstances indicate that the carrying value may be impaired.

Impairment

The Company reviews and tests its intangible assets with indefinite lives for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may be impaired. The Company performs its annual test for intangible assets with indefinite lives as of January 31 of each year using a qualitative evaluation or a quantitative test using a relief from royalty method, another form of the income approach. The relief from royalty method requires assumptions regarding industry economic factors and future profitability.

Fiscal 2026 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks as of January 31, 2026 using a quantitative impairment test using a relief from royalty method. The Company’s fiscal 2026 testing determined that the fair value of each of its most significant indefinite-lived intangible assets substantially exceeded its carrying value and, therefore, there were no impairments identified as of January 31, 2026 as a result of these tests.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2025 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks as of January 31, 2025 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method. The Company’s fiscal 2025 testing determined that the fair value of each of its indefinite-lived intangible assets substantially exceeded its carrying value except for its Sonia Rykiel trademark. As a result of the fiscal 2025 annual impairment test, the Company recorded a $7.4 million non-cash impairment charge during its fourth quarter of fiscal 2025 to fully impair the carrying value of its Sonia Rykiel trademark, which was included in asset impairments in the Company’s consolidated statements of operations and comprehensive income. This impairment charge was recorded to the Company’s wholesale operations segment.

Fiscal 2024 Annual Indefinite-Lived Intangible Assets Impairment Test

The Company performed its annual test of its indefinite-lived trademarks as of January 31, 2024 using a qualitative evaluation or a quantitative impairment test using a relief from royalty method. The Company’s fiscal 2024 testing determined that the fair value of each of its indefinite-lived intangible assets substantially exceeded its carrying value except for its Sonia Rykiel trademark. As a result of the fiscal 2024 annual impairment test, the Company recorded a $5.9 million non-cash impairment charge during its fourth quarter of fiscal 2024 to partially impair the carrying value of its Sonia Rykiel trademark, which was included in asset impairments in the Company’s consolidated statements of operations and comprehensive income. This impairment charge was recorded to the Company’s wholesale operations segment.

The Company’s indefinite-lived trademark balance is primarily composed of the Donna Karan/DKNY trademarks that were acquired in fiscal 2017 and the Karl Lagerfeld trademark that was acquired in fiscal 2023.

The fair value of the Company’s indefinite-lived intangible assets are considered a Level 3 valuation in the fair value hierarchy.

NOTE 8 — NOTES PAYABLE AND OTHER LIABILITIES

Long-term debt

Long-term debt consists of the following:

	January 31, 2026	January 31, 2025

	(in thousands)
Unsecured loans	$3,468	$6,159
Overdraft facilities	3,578	—
Foreign credit facilities	4,696	—
Subtotal	11,742	6,159
Current portion of long-term debt	(7,104)	(3,114)
Total	$4,638	$3,045

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of January 31, 2026, interest under the Third ABL Credit Agreement was being paid at an average rate of 7.57% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of January 31, 2026, the Company was in compliance with these covenants.

As of January 31, 2026, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of January 31, 2026, there were no outstanding trade letters of credit and $2.4 million of standby letters of credit.

The Company has a total of $6.3 million debt issuance costs related to its Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement. Total debt issuance costs, net of amortization, were $4.2 million and $5.4 million as of January 31, 2026 and 2025, respectively.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of January 31, 2026, the Company had an aggregate outstanding balance of €3.0 million ($3.5 million) under these unsecured loans.

Overdraft Facilities

Certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. Additionally, certain of the Company’s foreign entities entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of January 31, 2026, the Company had an aggregate outstanding balance of €3.0 million ($3.6 million) under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €4.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of January 31, 2026, the Company had an aggregate outstanding balance of €4.0 million ($4.7 million) under these credit facilities.

Future Debt Maturities

As of January 31, 2026, the Company’s mandatory debt repayments mature in the years ending up to January 31, 2031 or thereafter.

Year Ending January 31,	Amount
(In thousands)
2027	$7,104
2028	1,833
2029	1,630
2030	1,175
2031 and thereafter	—

Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2026	January 31, 2025

	(in thousands)
Accrued bonuses	$30,467	$38,600
Accrued royalty expense	35,003	30,360
Other accrued expenses	73,023	68,828
Total	$138,493	$137,788

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — SUPPLY CHAIN FINANCE PROGRAM

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

The Company’s outstanding payment obligations under its SCF Program are recorded within accounts payable in the Company’s consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities within the Company’s consolidated statements of cash flows. As of January 31, 2026, the Company had $114.7 million of payment obligations outstanding under the SCF Program. During the year ended January 31, 2026, the Company settled obligations of $668.0 million through the SCF Program.

The following supply chain finance program activity is presented for the year ended January 31, 2026:

January 31, 2026
(In thousands)
Confirmed obligations outstanding at beginning of period	$—
Invoices confirmed during the period	782,703
Confirmed invoices paid during the period	(668,025)
Confirmed obligations outstanding at end of period	$114,678

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INCOME TAXES

The income tax provision is comprised of the following:

	Year Ended January 31,
	2026	2025	2024

	(In thousands)
Current
Federal	$9,664	$42,301	$42,376
State and local	3,637	10,191	9,768
Foreign	14,325	12,093	9,971
	27,626	64,585	62,115
Deferred
Federal	12,168	9,215	6,469
State and local	2,174	688	878
Foreign	1,348	2,078	(3,603)
	15,690	11,981	3,744
Income tax expense	$43,316	$76,566	$65,859

Income before income taxes
United States	$51,984	$218,963	$218,528
Non-United States	58,685	50,896	22,071
	$110,669	$269,859	$240,599

Effective January 1, 2018, the Tax Cuts and Jobs Act subjects a U.S. parent company to current tax on its Global Intangible Low-Taxed Income (“GILTI”). On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States, which renamed GILTI to Net Controlled Foreign Corporation Tested Income (“NCTI”). For fiscal 2026, the Company has elected to treat the tax effect of NCTI as a current period expense.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the Company’s net deferred tax liabilities at January 31, 2026 and 2025 are summarized as follows:

	2026	2025

	(In thousands)
Deferred income tax assets:
Compensation	$2,936	$3,696
Inventory	10,811	12,036
Provision for bad debts and sales allowances	13,138	12,775
Supplemental employee retirement plan	1,088	959
Net operating loss	42,125	40,480
Operating lease liability	63,456	63,715
Foreign tax credit carryforward	6,092	6,050
Section 174 R&D amortization	—	1,338
Investment basis differences	9,984	—
Other	5,296	6,158
Gross deferred income tax assets	154,926	147,207
Less: valuation allowance	(56,199)	(46,361)
Net deferred income tax assets	98,727	100,846
Deferred income tax liabilities:
Depreciation and amortization	(33,097)	(19,737)
Intangibles	(55,106)	(49,237)
Operating lease asset	(58,876)	(57,881)
Prepaid expenses and other	(2,039)	(1,807)
Other	(3,486)	(4,828)
Total deferred income tax liabilities	(152,604)	(133,490)
Net deferred income tax liabilities	$(53,877)	$(32,644)

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

On December 12, 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s (“OECD”) international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups (“MNEs”) and was effective beginning fiscal 2025. On January 5, 2026, the OECD introduced a side-by-side agreement in which U.S.-parented MNEs are exempt from certain aspects of the global minimum tax. This agreement is effective for our fiscal year ending January 31, 2027, but is subject to adoption by each jurisdiction. While these rules did not have a material impact on the Company’s effective tax rate or financial results for fiscal 2026, the Company continues to monitor its operations and evolving tax legislation in the jurisdictions in which it operates.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the financial statements for the years ended January 31:

	2026		2025		2024
	Amount	Percent	Amount	Percent	Amount	Percent

	(In thousands, except for percentages)
Provision for federal income taxes at the statutory rate	$23,240	21.0%	$56,671	21.0%	$50,526	21.0%
State and local income taxes, net of federal tax benefit (1)	4,598	4.2	8,540	3.2	8,047	3.3
Foreign tax effects
Netherlands
Statutory tax rate difference between Netherlands and the United States	1,377	1.2	2,049	0.8	2,147	0.9
Changes in valuation allowances	(1,184)	(1.0)	5,192	1.9	(2,246)	(0.9)
Amortizable trademark	—	—	(5,519)	(2.0)	—	—
Other	106	0.1	(194)	(0.1)	(1,073)	(0.4)
Switzerland
Statutory tax rate difference between Switzerland and the United States	224	0.2	2,394	0.9	(421)	(0.2)
Changes in valuation allowances	241	0.2	1,093	0.4	1,203	0.5
Other	(60)	—	431	0.2	(333)	(0.1)
Other foreign jurisdictions	1,156	1.0	(1,226)	(0.5)	1,979	0.7
Effects of cross-border tax laws
Subpart F	1,451	1.3	925	0.3	150	0.1
Foreign-derived deduction eligible income	(1,758)	(1.6)	(1,993)	(0.7)	(1,793)	(0.7)
Other	4	—	60	—	1,522	0.6
Changes in valuation allowances	7,841	7.1	—	—	—	—
Non-taxable or non-deductible items
Officer compensation	6,051	5.4	9,009	3.3	6,753	2.8
Other	370	0.3	486	0.2	(93)	—
Changes in unrecognized tax benefits	370	0.3	(2,068)	(0.8)	1,102	0.5
Other adjustments	(711)	(0.6)	716	0.3	(1,611)	(0.7)
Actual provision for income taxes	$43,316	39.1%	$76,566	28.4%	$65,859	27.4%
1)	The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and New York for the year ended January 31, 2026 and California and New Jersey for the years ended January 31, 2025 and 2024.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate increased to 39.1% in fiscal 2026 compared to 28.4% in fiscal 2025. This increase in the Company’s effective tax rate is primarily due to the impairment of the Company’s $20.0 million equity investment in Saks Global and $20.0 million equity investment in Saks Off 5th.com as a result of the bankruptcy filing by Saks Global in January 2026 that is not expected to be deductible for tax purposes.

At January 31, 2026, the Company had state net operating loss carryforwards of $3.8 million, of which $2.0 million carryforward indefinitely and the remainder primarily expires in 2036 through 2041. In addition, the Company had foreign net operating loss carryforwards of $38.3 million, with most jurisdictions having indefinite carryforward periods. At January 31, 2026, the Company also had federal foreign tax credit carryforwards of $6.1 million, which expire in 2029 through 2036.

Valuation allowances represent deferred tax benefits where management is uncertain if the Company will have the ability to recognize those benefits in the future. During the year ended January 31, 2026, the Company recorded an increase to its valuation allowance of $9.8 million against its deferred tax assets, of which $9.3 million related to an increase in the Company’s deferred tax assets and related valuation allowance for the impairment of the Company’s investments in Saks Global and Saks Off 5th.com, and the remainder related to a net increase in the Company’s deferred tax assets and related valuation allowance for standalone state tax losses and foreign losses.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2026	2025	2024

	(In thousands)
Balance at February 1,	$2,260	$4,241	$3,582
Additions based on tax positions related to the current year	—	62	57
Additions for tax positions of prior years	393	54	1,015
Reductions for tax positions of prior years	(26)	(45)	(413)
Settlements	(1,829)	(727)	—
Lapses of statutes of limitations	—	(1,325)	—
Balance at January 31,	$798	$2,260	$4,241

The Company accounts for uncertain income tax positions in accordance with ASC 740 — Income Taxes. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. As of January 31, 2026, there was a net decrease in the unrecognized tax position reserve of $1.5 million primarily related to state and local income tax settlements.

The Company’s policy on classification is to include interest in interest and financing charges, net, and penalties in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income. The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as the income tax of multiple state, local, and foreign jurisdictions.

Of the major jurisdictions, the Company and its subsidiaries are subject to examination in the United States and various foreign jurisdictions for fiscal year 2019 and forward. The Company is currently under audit by France for fiscal years 2019 through 2021.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes Paid

Income taxes paid, net of refunds, were as follows for the years ended January 31:

	2026	2025	2024

	(In thousands)
Federal	$20,000	$36,000	$33,654
State and local
California	3,201	3,925	2,990
New Jersey	900	1,367	3,059
New York	3,441	2,057	523
Other	2,313	2,397	2,105
Total state and local	9,855	9,746	8,677
Foreign
Netherlands	3,627	6,175	3,336
Hong Kong	519	10,455	6,337
Canada	5,103	1,147	2,362
Other	3,934	3,429	3,490
Total foreign	13,183	21,206	15,525
	$43,038	$66,952	$57,856

State income taxes paid, net of refunds, exceeded five percent of total income taxes paid, net of refunds, for California and New York for the year ended January 31, 2026, California for the year ended January 31, 2025 and California and New Jersey for the year ended January 31, 2024.

Foreign income taxes paid, net of refunds, exceeded five percent of total income taxes paid, net of refunds, for the Netherlands and Canada for the year ended January 31, 2026 and the Netherlands and Hong Kong for the years ended January 31, 2025 and 2024.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

License Agreements

The Company has entered into license agreements that provide for royalty payments based on net sales of licensed products. The Company incurred royalty expense (included in cost of goods sold) of $142.2 million, $154.8 million and $154.2 million for the years ended January 31, 2026, 2025 and 2024, respectively. Contractual advertising expense, which is included in selling, general and administrative expenses and is normally based on a percentage of net sales associated with certain license agreements, was $18.5 million, $29.6 million and $36.7 million for the years ended January 31, 2026,

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2025 and 2024, respectively. Based on minimum net sales requirements, future minimum royalty and advertising payments required under these agreements are:

Year Ending January 31,	Amount
(In thousands)
2027	$78,388
2028	53,300
2029	29,405
2030	16,535
2031	4,398
Thereafter	—
$182,026

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

NOTE 12 — STOCKHOLDERS’ EQUITY

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

During fiscal 2026, pursuant to this program, the Company acquired 2,158,276 shares of its common stock for an aggregate purchase price of $49.8 million. During fiscal 2025, pursuant to this program, the Company acquired 2,209,832 shares of its common stock for an aggregate purchase price of $60.0 million. During fiscal 2024, pursuant to this program, the Company acquired 1,598,568 shares of its common stock for an aggregate purchase price of $26.1 million. As of January 31, 2026, The Company had 5,631,892 authorized shares remaining under this program.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Incentive Plan

On October 10, 2023, the Company’s shareholders approved the 2023 Long-Term Incentive Plan (the “2023 Plan”), which replaced the Company’s Amended and Restated 2015 Long-Term Incentive Plan (the “2015 Plan”). The 2023 Plan authorizes the issuance of 2.8 million shares. Shares available under the 2015 Plan, which would otherwise have expired on June 9, 2025, were not carried over into the 2023 Plan and no further grants will be made under the 2015 Plan. Outstanding awards issued prior to August 18, 2023 continue to remain subject to the terms of the 2015 Plan. As of January 31, 2026, the Company had 599,477 shares available for grant under the 2023 Plan. The plan provides for the grant of equity and cash awards, including restricted stock awards, stock options and other stock unit awards to directors, officers and employees.

Restricted stock units (“RSUs”) generally cliff vest after three years or five years. Performance stock units (“PSUs”) that were granted to executives generally vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance standards must be satisfied for vesting to occur. Special performance stock units (“SPSUs”) were granted to Morris Goldfarb, the Company’s Chairman and Chief Executive Officer, in fiscal 2024 under the terms of his new employment agreement. These SPSUs may be earned if certain stock price, relative Total Shareholder Return target and service conditions are achieved. These awards may vest from time to time beginning on the third anniversary of the effective date of the award through the fifth anniversary of the effective date of the award.

Restricted Stock Units and Performance Stock Units

	Restricted Stock Units		Performance Stock Units
		Weighted Average		Weighted Average
	Awards	Grant Date	Awards	Grant Date
	Outstanding	Fair Value	Outstanding	Fair Value
Unvested as of January 31, 2023	1,918,245	$17.07	484,529	$31.41
Granted	572,147	$16.47	1,030,381	$21.15
Vested	(1,153,872)	$10.61	—	$—
Cancelled	(43,445)	$23.39	—	$—
Unvested as of January 31, 2024	1,293,075	$22.35	1,514,910	$24.44
Granted	437,037	$28.67	373,524	$28.80
Vested	(370,085)	$28.94	(264,322)	$31.43
Cancelled	(30,970)	$22.80	—	$—
Unvested as of January 31, 2025	1,329,057	$22.59	1,624,112	$24.45
Granted	902,547	$28.10	332,486	$26.73
Vested	(452,455)	$24.66	(189,301)	$31.42
Cancelled	(54,371)	$21.89	(122,289)	$31.29
Unvested as of January 31, 2026	1,724,778	$24.95	1,645,008	$23.60

Restricted Stock Units

RSUs are time based awards that do not have market or performance conditions and cliff vest after three years or five years.  The grant date fair value for RSUs are based on the quoted market price on the date of grant. Compensation expense for RSUs is recognized in the consolidated financial statements on a straight-line basis over the service period based on their grant date fair value.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Stock Units

Performance stock units consist of PSUs and SPSUs.

Performance stock units (“PSUs”) were granted to executives vest after a three year performance period during which certain earnings before interest and taxes and return on invested capital performance conditions must be satisfied for vesting to occur. PSUs are expensed over the service period under the accelerated attribution method and based on an estimated percentage of achievement of certain pre-established goals.

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

The Company recognized $23.4 million, $28.9 million and $17.2 million in share-based compensation expense for the years ended January 31, 2026, 2025 and 2024, respectively, related to equity awards granted under its long-term incentive plans. At January 31, 2026, 2025 and 2024, unrecognized costs related to the equity awards totaled $36.4 million, $33.5 million and $32.8 million, respectively. The total fair value of awards for which restrictions lapsed was $17.3 million, $18.0 million and $23.0 million as of January 31, 2026, 2025 and 2024, respectively.

Dividends

On December 9, 2025, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the issued and outstanding common stock of the company. The dividend was paid on December 29, 2025, to all stockholders of record as of December 13, 2025.

On March 12, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the issued and outstanding common stock of the company. The dividend will be paid on March 30, 2026, to all stockholders of record as of March 23, 2026.

NOTE 13 — CONCENTRATION

Three customers in the wholesale operations segment accounted for approximately 20.6%, 11.4% and 11.0%, respectively, of the Company’s net sales for the year ended January 31, 2026. Three customers in the wholesale operations segment accounted for approximately 18.0%, 13.2% and 12.6%, respectively, of the Company’s net sales for the year ended January 31, 2025. Three customers in the wholesale operations segment accounted for approximately 19.2%, 13.6% and 10.1%, respectively, of the Company’s net sales for the year ended January 31, 2024. Two customers in the wholesale operations segment accounted for approximately 27.8% and 13.7% respectively, of the Company’s net accounts receivable as of January 31, 2026. Four customers in the wholesale operations segment accounted for approximately 17.0%, 14.9%, 13.2% and 11.5% respectively, of the Company’s net accounts receivable as of January 31, 2025.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan (the “Plan”) and trust for non-union employees. The Plan provides for a Safe Harbor (non-discretionary) matching contribution of 100% of the first 3% of the participant’s contributed pay plus 50% of the next 2% of the participant’s contributed pay. The Company made matching contributions of $4.8 million, $4.7 million and $4.3 million for the years ended January 31, 2026, 2025 and 2024, respectively.

NOTE 15 — SEGMENTS

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

All historical financial segment information has been recast to conform to the new disclosure requirements under ASU 2023-07.

The following segment information, in thousands, is presented for the fiscal years ended:

	January 31, 2026
	Wholesale	Retail	Elimination (1)	Total
Net sales	$2,866,314	$186,044	$(95,346)	$2,957,012
Cost of goods sold	1,795,577	92,752	(95,346)	1,792,983
Gross profit	1,070,737	93,292	—	1,164,029
Selling, general and administrative expenses:
Compensation	363,460	29,789	—	393,249
Facility fees	207,907	30,526	—	238,433
Advertising	120,946	18,093	—	139,039
Other segment items(2)	191,296	16,445	—	207,741
Total selling, general and administrative expenses	883,609	94,853	—	978,462
Depreciation and amortization	25,564	3,452	—	29,016
Asset impairments	48,565	—	—	48,565
Operating profit (loss)	$112,999	$(5,013)	$—	$107,986

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 31, 2025
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,083,749	$166,464	$(69,417)	$3,180,796
Cost of goods sold	1,869,199	82,488	(69,417)	1,882,270
Gross profit	1,214,550	83,976	—	1,298,526
Selling, general and administrative expenses:
Compensation	374,896	31,606	—	406,502
Facility fees	206,387	32,830	—	239,217
Advertising	132,381	14,424	—	146,805
Other segment items(2)	162,675	14,613	—	177,288
Total selling, general and administrative expenses	876,339	93,473	—	969,812
Depreciation and amortization	22,951	4,493	—	27,444
Asset impairments	8,195	—	—	8,195
Operating profit (loss)	$307,065	$(13,990)	$—	$293,075

	January 31, 2024
	Wholesale	Retail	Elimination (1)	Total
Net sales	$3,009,614	$148,428	$(59,800)	$3,098,242
Cost of goods sold	1,839,183	77,012	(59,800)	1,856,395
Gross profit	1,170,431	71,416	—	1,241,847
Selling, general and administrative expenses:
Compensation	353,380	35,364	—	388,744
Facility fees	207,055	35,943	—	242,998
Advertising	111,109	11,456	—	122,565
Other segment items(2)	155,377	14,539	—	169,916
Total selling, general and administrative expenses	826,921	97,302	—	924,223
Depreciation and amortization	22,505	5,018	—	27,523
Asset impairments	7,140	(382)	—	6,758
Operating profit (loss)	$313,865	$(30,522)	$—	$283,343
1)	Represents intersegment sales to the Company’s retail operations segment.
2)	Other segment items include design and product development costs, professional fees, office expenses, freight and packaging, allowance for doubtful account charges and other selling, general and administrative expenses.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	January 31,
	2026	2025	2024

	(In thousands)
Licensed brands	$1,273,455	$1,525,658	$1,653,259
Proprietary brands	1,592,859	1,558,091	1,356,355
Wholesale net sales	$2,866,314	$3,083,749	$3,009,614

Proprietary brands	$186,044	$166,464	$148,428
Retail net sales	$186,044	$166,464	$148,428

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels, and relative sales levels, among other factors. The method of allocation has been applied consistently on a year-to-year basis.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	January 31,	January 31,
	2026	2025

	(In thousands)
Wholesale	$1,549,760	$1,508,111
Retail	87,769	97,226
Corporate	973,291	877,897
Total Assets	$2,610,820	$2,483,234

The total net sales and long-lived assets by geographic region, in thousands, are as follows:

	2026		2025		2024
		Long-Lived		Long-Lived		Long-Lived
Geographic Region	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,284,876	$622,505	$2,461,443	$685,110	$2,400,191	$605,548
Non-United States	672,136	519,268	719,353	462,770	698,051	415,298
	$2,957,012	$1,141,773	$3,180,796	$1,147,880	$3,098,242	$1,020,846

Capital expenditures for locations outside of the United States totaled $12.7 million, $18.1 million and $15.0 million for the years ended January 31, 2026, 2025 and 2024, respectively.

Capital expenditures for the wholesale operations segment and retail operations segment were $33.8 million and $1.4 million, respectively, for the year ended January 31, 2026. Capital expenditures for the wholesale operations segment and retail operations segment were $38.8 million and $2.8 million, respectively, for the year ended January 31, 2025. Capital expenditures for the wholesale operations segment and retail operations segment were $20.8 million and $3.9 million, respectively, for the year ended January 31, 2024.

NOTE 16 — EQUITY INVESTMENTS

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

Prior to the additional investment made in July 2024, the Company accounted for its investment in AWWG using the cost method of accounting and the investment was classified in other assets, net in the Company’s consolidated balance sheet. As of the date of the additional investment made in July 2024, the Company determined it has significant influence in accordance with ASC 323 primarily through its increased ownership interest, representation on AWWG’s board of directors and the audit committee of the board of directors, its strategic partnership with AWWG, material intra-entity transactions with AWWG and regular access to AWWG’s financial information. As a result, the Company converted the accounting for the investment from the cost method of accounting to the equity method of accounting. The investment is classified in investments in unconsolidated affiliates in the Company’s consolidated balance sheet as of January 31, 2026.

G-III Apparel Group, Ltd. And Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment in E-Commerce Retailer

The Company reviews its equity method investments for impairment whenever factors indicate that the carrying value of the investment may not be recoverable. During the fourth quarter of fiscal 2026, the Company determined that its equity method investment in an e-commerce retailer was other-than-temporarily impaired and recorded an impairment charge of $5.8 million, which was included in asset impairments in the Company’s consolidated statements of operations and comprehensive income. This impairment charge was derived using Level 3 inputs and was primarily driven by revised projections of future operating results.

Investments in Saks Global and Saks Off 5th.com

The Company performs a qualitative assessment of its equity investments accounted for in accordance with ASC Topic 321 to determine if there are indicators that the fair value of the investment is less than its carrying value. During the fourth quarter of fiscal 2026, the Company determined that its $20.0 million equity investment in Saks Global and its $20.0 million equity investment in Saks Off 5th.com were fully impaired as a result of the bankruptcy filing by Saks Global in January 2026. As a result, the Company recorded an impairment charge of $40.0 million, which was included in asset impairments in the Company’s consolidated statements of operations and comprehensive income.

NOTE 17 — RELATED PARTY TRANSACTIONS

Transactions with AWWG

In fiscal 2025, the Company acquired an 18.7% ownership interest in AWWG and is considered a related party of AWWG (see Note 16). The Company entered into an agreement for AWWG to be the agent for the Company’s DKNY, Donna Karan and Karl Lagerfeld brands in Spain and Portugal, as well as for the Company’s licensed Converse products in select countries. In connection with this agreement, the Company incurred commission, service and other fee expense of $6.9 million and $1.7 million for the years ended January 31, 2026 and 2025, respectively, and earned income of $0.5 million for the year ended January 31, 2026. The Company had payables of $0.7 million and $1.2 million due to AWWG at January 31, 2026 and 2025, respectively.

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

Transactions with E-Commerce Retailer

In fiscal 2023, the Company made a $25.0 million investment in an e-commerce retailer. In both fiscal 2026 and fiscal 2025, the Company made an additional $0.8 million investment in the same e-commerce retailer. The Company’s Chief Executive Officer and Executive Vice President indirectly own 1.4% of the e-commerce retailer through their ownership in a private investment partnership. The Company had no material transactions with the e-commerce retailer during the fiscal years ended January 31, 2026, 2025 and 2024.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended January 31, 2026, 2025 and 2024

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
Description	of Period	Expenses	Deductions (1)	Period

	(In thousands)
Year ended January 31, 2026
Deducted from asset accounts
Allowance for doubtful accounts	$7,588	$19,778	$8,328	$19,038
Reserve for returns	23,247	23,564	26,299	20,512
Reserve for sales allowances (2)	56,738	154,629	155,571	55,796
	$87,573	$197,971	$190,198	$95,346
Year ended January 31, 2025
Deducted from asset accounts
Allowance for doubtful accounts	$1,471	$6,165	$48	$7,588
Reserve for returns	29,310	24,849	30,912	23,247
Reserve for sales allowances (2)	54,744	161,467	159,473	56,738
	$85,525	$192,481	$190,433	$87,573
Year ended January 31, 2024
Deducted from asset accounts
Allowance for doubtful accounts	$18,297	$(163)	$16,663	$1,471
Reserve for returns	30,610	32,022	33,322	29,310
Reserve for sales allowances (2)	59,150	173,120	177,526	54,744
	$108,057	$204,979	$227,511	$85,525

(1)	Accounts written off as uncollectible, net of recoveries.
(2)	See Note 1 in the accompanying notes to consolidated financial statements for a description of sales allowances.

S-1