Form 10-Q
period 2026-04-30
G III APPAREL GROUP LTD /DE/
filed 2026-06-08
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

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

As of June 3, 2026, there were 42,190,573 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	April 30,	January 31,
	2026	2025	2026
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$394,220	$257,785	$406,662
Accounts receivable, net of allowance for doubtful accounts of $18,749, $10,189 and $19,038, respectively	432,855	481,056	537,045
Inventories	417,856	456,482	460,029
Prepaid income taxes	9,087	5,031	12,288
Prepaid expenses and other current assets	191,512	50,711	53,023
Total current assets	1,445,530	1,251,065	1,469,047
Investments in unconsolidated affiliates	108,289	111,182	110,226
Property and equipment, net	79,167	72,819	78,042
Operating lease assets	263,276	253,884	257,619
Other assets, net	23,156	66,307	23,903
Other intangibles, net	24,493	26,475	25,564
Deferred income tax assets, net	7,201	15,482	7,510
Trademarks	633,873	618,659	638,909
Total assets	$2,584,985	$2,415,873	$2,610,820
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$11,044	$11,959	$7,104
Accounts payable	192,283	200,721	264,005
Accrued expenses	117,266	100,486	138,493
Customer refund liabilities	65,778	59,811	76,308
Current operating lease liabilities	54,380	49,687	52,244
Income tax payable	13,862	10,189	7,135
Other current liabilities	375	703	376
Total current liabilities	454,988	433,556	545,665
Notes payable	4,363	6,783	4,638
Deferred income tax liabilities, net	60,227	50,121	61,387
Noncurrent operating lease liabilities	223,778	220,235	220,713
Other noncurrent liabilities	17,504	21,084	18,094
Total liabilities	760,860	731,779	850,497

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	485,780	463,225	476,005
Accumulated other comprehensive income (loss)	15,605	(9,402)	23,920
Retained earnings	1,479,127	1,361,437	1,416,812
Common stock held in treasury, at cost - 7,205, 6,102 and 7,206 shares, respectively	(156,651)	(131,430)	(156,678)
Total stockholders' equity	1,824,125	1,684,094	1,760,323
Total liabilities and stockholders' equity	$2,584,985	$2,415,873	$2,610,820

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended April 30,
	2026	2025

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$535,962	$583,609
Cost of goods sold	188,216	337,065
Gross profit	347,746	246,544
Selling, general and administrative expenses	255,323	231,495
Depreciation and amortization	7,188	6,573
Operating profit	85,235	8,476
Other income (loss)	(802)	3,462
Interest and financing charges, net	1,174	(461)
Income before income taxes	85,607	11,477
Income tax expense	19,073	3,718
Net income	$66,534	$7,759

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$1.58	$0.18
Weighted average number of shares outstanding	42,189	43,748

Diluted:
Net income per common share	$1.50	$0.17
Weighted average number of shares outstanding	44,394	45,385

Net income	$66,534	$7,759
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,315)	16,117
Other comprehensive income (loss)	(8,315)	16,117
Comprehensive income	$58,219	$23,876

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Common Stock
	Common Stock		Paid-In	Comprehensive	Retained	Held In Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

	(Unaudited)
	(In thousands)
Balance as of January 31, 2026	49,396	$264	$476,005	$23,920	$1,416,812	7,206	$(156,678)	$1,760,323
Equity awards vested, net	—	—	(66)	—	—	(1)	27	(39)
Share-based compensation expense	—	—	9,841	—	—	—	—	9,841
Other comprehensive loss, net	—	—	—	(8,315)	—	—	—	(8,315)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(4,219)	—	—	(4,219)
Net income	—	—	—	—	66,534	—	—	66,534
Balance as of April 30, 2026	49,396	$264	$485,780	$15,605	$1,479,127	7,205	$(156,651)	$1,824,125

Balance as of January 31, 2025	49,396	$264	$467,692	$(25,519)	$1,353,678	5,509	$(116,634)	$1,679,481
Equity awards vested, net	—	—	(5,043)	—	—	(214)	5,043	—
Share-based compensation expense	—	—	5,520	—	—	—	—	5,520
Taxes paid for net share settlements	—	—	(4,944)	—	—	—	—	(4,944)
Other comprehensive income, net	—	—	—	16,117	—	—	—	16,117
Repurchases of common stock	—	—	—	—	—	807	(19,701)	(19,701)
Excise tax on stock repurchases	—	—	—	—	—	—	(138)	(138)
Net income	—	—	—	—	7,759	—	—	7,759
Balance as of April 30, 2025	49,396	$264	$463,225	$(9,402)	$1,361,437	6,102	$(131,430)	$1,684,094

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended April 30,
	2026	2025

	(Unaudited, in thousands)
Cash flows from operating activities
Net income	$66,534	$7,759
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,188	6,573
Loss on disposal of fixed assets	258	147
Non-cash operating lease costs	14,449	14,002
Equity gain in unconsolidated affiliates	42	(1,590)
Share-based compensation	9,841	5,520
Deferred financing charges and debt discount amortization	313	313
Deferred income taxes	(852)	1,995
Changes in operating assets and liabilities:
Accounts receivable, net	104,190	143,696
Inventories	42,173	21,604
Income taxes, net	9,928	(3,041)
Prepaid expenses and other current assets	(138,734)	(1,576)
Other assets, net	158	542
Customer refund liabilities	(10,530)	(20,174)
Operating lease liabilities	(14,898)	(14,345)
Accounts payable, accrued expenses and other liabilities	(92,031)	(67,627)
Net cash provided by (used in) operating activities	(1,971)	93,798

Cash flows from investing activities
Operating lease assets initial direct costs	—	(18)
Investment in equity interest of private company	—	(732)
Capital expenditures	(8,455)	(8,075)
Net cash used in investing activities	(8,455)	(8,825)

Cash flows from financing activities
Repayment of borrowings - foreign facilities	(176,042)	(32,441)
Proceeds from borrowings - foreign facilities	180,018	44,453
Dividends paid on common stock	(4,219)	—
Purchase of treasury shares	—	(19,701)
Taxes paid for net share settlements	—	(4,944)
Net cash used in financing activities	(243)	(12,633)

Foreign currency translation adjustments	(1,773)	4,005
Net increase (decrease) in cash and cash equivalents	(12,442)	76,345
Cash and cash equivalents at beginning of period	406,662	181,440
Cash and cash equivalents at end of period	$394,220	$257,785

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$793	$978
Income tax payments, net	$8,698	$6,471
Excise tax liability related to stock repurchases	$—	$138

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. AWWG Investments B.V. (“AWWG”) is a Dutch corporation that is 18.7% owned by the Company and is accounted for under the equity method of accounting. All material intercompany balances and transactions have been eliminated.

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company, certain other subsidiaries of the Company and AWWG report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin, certain other subsidiaries of the Company and AWWG are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the three-month period ended April 30, 2026, the results of KLH, Vilebrequin, certain other subsidiaries of the Company and AWWG are included for the three-month period ended March 31, 2026. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2027 and 2026, the three-month periods for the retail operations segment were each 13-week periods, respectively, and ended on May 2, 2026 and May 3, 2025, respectively.

The results for the three months ended April 30, 2026 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

The accompanying financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the Securities and Exchange Commission (the “SEC”).

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

The Company’s accounts receivable and allowance for doubtful accounts as of April 30, 2026, April 30, 2025 and January 31, 2026 were:

	April 30, 2026
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$450,311	$1,293	$451,604
Allowance for doubtful accounts	(18,681)	(68)	(18,749)
Accounts receivable, net	$431,630	$1,225	$432,855

	April 30, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$490,136	$1,109	$491,245
Allowance for doubtful accounts	(10,121)	(68)	(10,189)
Accounts receivable, net	$480,015	$1,041	$481,056

	January 31, 2026
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$555,038	$1,045	$556,083
Allowance for doubtful accounts	(18,970)	(68)	(19,038)
Accounts receivable, net	$536,068	$977	$537,045

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

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2026	$(18,970)	$(68)	$(19,038)
Provision for credit losses, net	227	—	227
Accounts written off as uncollectible	62	—	62
Balance as of April 30, 2026	$(18,681)	$(68)	$(18,749)

Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses, net	(2,601)	—	(2,601)
Accounts written off as uncollectible	—	—	—
Balance as of April 30, 2025	$(10,121)	$(68)	$(10,189)

Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses, net	(19,778)	—	(19,778)
Accounts written off as uncollectible	8,328	—	8,328
Balance as of January 31, 2026	$(18,970)	$(68)	$(19,038)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $9.0 million, $7.8 million and $12.2 million as of April 30, 2026, April 30, 2025 and January 31, 2026, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $4.3 million, $5.6 million and $4.4 million as of April 30, 2026, April 30, 2025 and January 31, 2026, respectively. The Company reflects consigned inventory within inventories on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		April 30,	April 30,	January 31,	April 30,	April 30,	January 31,
Financial Instrument	Level	2026	2025	2026	2026	2025	2026

		(In thousands)
Unsecured loans	2	$2,695	$5,336	$3,468	$2,696	$5,336	$3,468
Overdraft facilities	2	8,110	7,995	3,578	8,110	7,995	3,578
Foreign credit facilities	2	4,602	5,411	4,696	4,602	5,411	4,696

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

The Company’s operating lease assets and liabilities as of April 30, 2026, April 30, 2025 and January 31, 2026 consist of the following:

Leases	Classification	April 30, 2026	April 30, 2025	January 31, 2026

		(In thousands)
Assets
Operating	Operating lease assets	$263,276	$253,884	$257,619

Liabilities
Current operating	Current operating lease liabilities	$54,380	$49,687	$52,244
Noncurrent operating	Noncurrent operating lease liabilities	223,778	220,235	220,713
Total lease liabilities		$278,158	$269,922	$272,957

The Company recorded lease costs of $18.6 million and $18.2 million during the three months ended April 30, 2026 and 2025, respectively. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $3.9 million and $3.5 million for the three months ended April 30, 2026 and 2025, respectively. Short-term lease costs are immaterial.

As of April 30, 2026, the Company’s maturity of operating lease liabilities in the years ending up to January 31, 2031 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2027	$52,554
2028	64,420
2029	52,188
2030	37,310
2031	32,031
After 2031	96,688
Total lease payments	$335,191
Less: Interest	57,033
Present value of lease liabilities	$278,158

As of April 30, 2026, there are no material leases that are legally binding but have not yet commenced.

As of April 30, 2026, the weighted average remaining lease term related to operating leases is 6.2 years. The weighted average discount rate related to operating leases is 6.0%.

Cash paid for amounts included in the measurement of operating lease liabilities was $19.1 million and $19.3 million during the three months ended April 30, 2026 and 2025, respectively. Right-of-use assets obtained in exchange for lease obligations were $22.4 million and $8.7 million during the three months ended April 30, 2026 and 2025, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 340,000 and 5,400 shares of common stock have been excluded from the diluted net income per share calculation for the three months ended April 30, 2026 and 2025, respectively. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended April 30,
	2026	2025

	(In thousands, except share and per share amounts)
Net income	$66,534	$7,759
Basic net income per share:
Basic common shares	42,189	43,748
Basic net income per share	$1.58	$0.18

Diluted net income per share:
Basic common shares	42,189	43,748
Dilutive restricted stock unit awards and stock options	2,205	1,637
Diluted common shares	44,394	45,385
Diluted net income per share	$1.50	$0.17

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	April 30, 2026	April 30, 2025	January 31, 2026

	(In thousands)
Unsecured loans	$2,695	$5,336	$3,468
Overdraft facilities	8,110	7,995	3,578
Foreign credit facilities	4,602	5,411	4,696
Subtotal	15,407	18,742	11,742
Less: Current portion of long-term debt	(11,044)	(11,959)	(7,104)
Total	$4,363	$6,783	$4,638

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of April 30, 2026, interest under the Third ABL Credit Agreement was being paid at an average rate of 7.25% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of April 30, 2026, the Company was in compliance with these covenants.

As of April 30, 2026, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2026, there were no outstanding trade letters of credit and $2.4 million of standby letters of credit.

The Company has a total of $6.3 million debt issuance costs related to its Third ABL Credit Agreement. As permitted under Accounting Standards Codification (“ASC”) 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement. Total debt issuance costs, net of amortization, were $3.9 million, $5.1 million and $4.2 million as of April 30, 2026, April 30, 2025 and January 31, 2026.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2026, the Company had an aggregate outstanding balance of €2.3 million ($2.7 million) under these unsecured loans.

Overdraft Facilities

Certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. Additionally, certain of the Company’s foreign entities entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2026, the Company had an aggregate outstanding balance of €7.0 million ($8.1 million) under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of April 30, 2026, the Company had an aggregate outstanding balance of €4.0 million ($4.6 million) under these credit facilities.

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

The Company’s outstanding payment obligations under its SCF Program are recorded within accounts payable in the Company’s condensed consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities within the Company’s condensed consolidated statements of cash flows. The Company had $95.5 million and $45.0 million of payment obligations outstanding under the SCF Program as of April 30, 2026 and 2025, respectively. The Company settled obligations of $166.6 million and $41.8 million through the SCF Program during the three months ended April 30, 2026 and 2025, respectively.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. As of April 30, 2026, revenues from license agreements related to trademarks associated with the Company’s owned brands represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. Total contract liabilities were $5.0 million, $4.8 million and $6.2 million at April 30, 2026, April 30, 2025 and January 31, 2026, respectively. The Company recognized $4.3 million in revenue for the three months ended April 30, 2026 related to contract liabilities that existed at January 31, 2026. The Company recognized $4.5 million in revenue for the three months ended April 30, 2025 related to contract liabilities that existed at January 31, 2025. There were no contract assets recorded as of April 30, 2026, April 30, 2025 and January 31, 2026. Substantially all of the advance payments from licensees as of April 30, 2026 are expected to be recognized as revenue within the next twelve months.

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

The following segment information is presented for the three month periods indicated below:

	Three Months Ended April 30, 2026
	Wholesale		Retail	Elimination (1)	Total

	(In thousands)
Net sales	$514,804		$40,600	$(19,442)	$535,962
Cost of goods sold	186,557	(2)	21,101	(19,442)	188,216
Gross profit	328,247		19,499	—	347,746
Selling, general and administrative expenses:
Compensation	114,217		6,936	—	121,153
Facility fees	41,744		7,556	—	49,300
Advertising	32,113		3,157	—	35,270
Other segment items(3)	46,308		3,292	—	49,600
Total selling, general and administrative expenses	234,382		20,941	—	255,323
Depreciation and amortization	6,456		732	—	7,188
Operating profit (loss)	$87,409		$(2,174)	$—	$85,235

	Three Months Ended April 30, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$562,649	$36,375	$(15,415)	$583,609
Cost of goods sold	335,565	16,915	(15,415)	337,065
Gross profit	227,084	19,460	—	246,544
Selling, general and administrative expenses:
Compensation	96,873	7,269	—	104,142
Facility fees	45,486	7,386	—	52,872
Advertising	28,172	3,433	—	31,605
Other segment items(3)	39,180	3,696	—	42,876
Total selling, general and administrative expenses	209,711	21,784	—	231,495
Depreciation and amortization	5,692	881	—	6,573
Operating profit (loss)	$11,681	$(3,205)	$—	$8,476
(1)Represents intersegment sales to the Company’s retail operations segment.
(2)The wholesale operations segment includes a $119.7 million reduction in cost of goods sold during the three months ended April 30, 2026 resulting from the tariff refund receivable. See Note 12 — Tariff Refund Receivable.
(3)Other segment items include design and product development costs, professional fees, office expenses, freight and packaging, allowance for doubtful account charges and other selling, general and administrative expenses.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended
	April 30, 2026	April 30, 2025

	(In thousands)
Licensed brands	$162,960	$199,060
Proprietary brands	351,844	363,589
Wholesale net sales	$514,804	$562,649

Proprietary brands	$40,600	$36,375
Retail net sales	$40,600	$36,375

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels and relative sales levels, among other factors. The method of allocation has been applied consistently on a period-to-period basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	April 30, 2026	April 30, 2025	January 31, 2026

	(In thousands)
Wholesale	$1,485,217	$1,489,257	$1,549,760
Retail	93,710	94,998	87,769
Corporate	1,006,058	831,618	973,291
Total assets	$2,584,985	$2,415,873	$2,610,820

Capital expenditures during the three months ended April 30, 2026 for the wholesale operations segment and retail operations segment were $7.2 million and $1.3 million, respectively. Capital expenditures during the three months ended April 30, 2025 for the wholesale operations segment and retail operations segment were $2.3 million and $1.0 million, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended April 30, 2026, the Company issued no shares of common stock and utilized 1,286 shares of treasury stock in connection with the vesting of equity awards. For the three months ended April 30, 2025, the Company issued no shares of common stock and utilized 213,829 shares of treasury stock in connection with the vesting of equity awards.

Dividends

On March 12, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the issued and outstanding common stock of the Company. The dividend was paid on March 30, 2026, to all stockholders of record as of March 23, 2026.

On May 26, 2026, the Board of Directors declared a cash dividend of $0.10 per share. The dividend will be paid on July 8, 2026 to all stockholders of record as of June 22, 2026.

NOTE 12 – TARIFF REFUND RECEIVABLE

In February 2026, the Supreme Court of the United States ruled against the current administration’s use of the International Emergency Economic Powers Act (“IEEPA”) to impose certain tariffs levied since February 2025. Pursuant to a court order on March 4, 2026 from the U.S. Court of International Trade (“CIT”) directing the refund of such tariffs, including applicable interest, on April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched the Consolidated Administration and Processing of Entries (“CAPE”) system to facilitate refund claims, to which the Company successfully submitted its refund claim.

Based on the Supreme Court ruling, the CIT order and actions taken by CBP regarding the refund process and other available information, including offers from third-party financial institutions to acquire the Company’s tariff refund claim, the Company assessed that the recovery of previously paid IEEPA tariffs is probable and reasonably estimable in accordance with the cost recovery accounting guidance. As of April 30, 2026, the Company recorded a receivable of approximately $139.5 million related to IEEPA tariffs paid by the Company between February 2025 and February 2026, which is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. During the three months ended April 30, 2026, the Company recognized a $119.7 million reduction in cost of goods sold in the Company’s condensed consolidated statements of income, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in February 2025. Additionally, the Company recognized a $19.8 million reduction in the carrying value of inventories on hand on the Company’s condensed consolidated balance sheet as of April 30, 2026 for tariffs previously capitalized as cost of inventory. Interest associated with refunded IEEPA tariffs will be recognized in the Company’s condensed consolidated statements of income in the period it is received.

Although the Company has assessed that the recovery of previously paid IEEPA tariffs is probable based on currently available information, the timing of cash receipts remains dependent upon the processing of refund claims by CBP and the U.S. Department of Treasury.

NOTE 13 – LITIGATION WITH PVH CORP.

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

NOTE 14 – RECENT ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended April 30, 2026.

Issued Accounting Guidance Being Evaluated for Adoption

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

NOTE 15 – SUBSEQUENT EVENTS

On May 14, 2026, the Company entered into certain agreements relating to the acquisition of the Marc Jacobs business from LVMH Moet Hennessy Louis Vuitton Inc. and its affiliates (“LVMH”). The transaction is structured such that (i) MJ Topco, LLC (“IPCo”), a newly formed joint venture between a subsidiary of the Company and an affiliate of WHP Global (“WHP”), will acquire all of the issued and outstanding units of Marc Jacobs Holdings, LLC through a wholly owned indirect subsidiary, Majestic AcqCo, LLC, (ii) following such acquisition, the Company will acquire the Marc Jacobs operating business through its subsidiaries, and (iii) IPCo will retain the Marc Jacobs intellectual property and certain other retained assets. The Company will fund its approximately $500 million investment using cash on hand and borrowings under its revolving credit facility. The Company will operate the business pursuant to a license from IPCo. Subject to closing, the license agreement will provide an exclusive right to use the Marc Jacobs brand in the United States, Canada, Mexico and Western Europe for the distribution, promotion and sale of specified product categories, including women’s and men’s apparel, handbags, footwear, swim, small leather goods, luggage and cold weather accessories, through wholesale channels, branded retail stores and branded e-commerce sites. The initial term of the license agreement is from the effective date through December 2041, and the Company has 10 successive options to renew the license agreement for periods of 5 years.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, “G-III,” “us,” “we” and “our” refer to G-III Apparel Group, Ltd. and its subsidiaries. References to fiscal years refer to the year ended or ending on January 31 of that year. For example, our fiscal year ending January 31, 2027 is referred to as “fiscal 2027.”

Each of Vilebrequin, KLH, certain other subsidiaries and AWWG Investments B.V. (“AWWG”), an 18.7% owned investment accounted for under the equity method of accounting, report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH, certain other subsidiaries and AWWG are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the three-month period ended April 30, 2026, the results of Vilebrequin, KLH, certain other subsidiaries and AWWG are included for the three-month period ended March 31, 2026. Our retail operations segment reports on a 52/53 week fiscal year. For fiscal 2027 and 2026, the three-month periods for the retail operations segment were each 13-week periods and ended on May 2, 2026 and May 3, 2025, respectively.

Various statements contained in this Quarterly Report on Form 10-Q, in future filings by us with the SEC in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “believe,” “envision,” “forecast” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the failure to maintain or renew our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks associated with our wholesale operations including risks relating to the image of our proprietary brands and business practices of our customers;
●	our use of social media and our collaborations with influencers;
●	risks associated with customers changing buying patterns, requesting additional allowances, developing private-label brands, or entering exclusive agreements with national brand manufacturers;
●	our significant customer concentration, and the risk that the loss of one of our largest customers could adversely affect our business;
●	risks relating to our retail operations segment;
●	dependence on existing management;
●	our ability to make strategic acquisitions and investments and possible disruptions from acquisitions, including our recent formation of a joint venture to acquire Marc Jacobs Holdings, LLC, and the risks associated with our ability to maintain an effective internal control environment;
●	risks relating to our pending acquisition of Marc Jacobs Holdings, LLC, including risks related to the possibility that the acquisition does not close, our ability to transition the Marc Jacobs business and to realize the benefits of the acquisition on a timely basis, the expenses related to the acquisition, and our ability to operate the Marc Jacobs business being dependent on a license agreement that is terminable under certain circumstances;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our partners may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	consolidation, bankruptcy or liquidation of major department, mass merchant and specialty store chains;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the conflicts in Ukraine and the Middle East;

●	our ability to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner;
●	our dependence on foreign manufacturers and arrangements with them, exposing us to potential import restrictions, duties and tariffs;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks associated with evolving privacy laws that impose additional limits on how we collect or use customer information;
●	our ability to comply with rules relating to the processing of credit card payments;
●	possible adverse effects of data security or privacy breaches;
●	risks related to use of artificial intelligence;
●	changes in trade policies and tariffs imposed by the United States government and the governments of other nations;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities that could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings;
●	our ability to pay dividends on our common stock;
●	the impact our indebtedness may have on our financial condition and our ability to obtain financing in the future; and
●	the operating and financial restrictions related to our ABL credit agreement that may limit our current and future operating flexibility.

Any forward-looking statements are based largely on our expectations and judgments and are subject to a number of risks and uncertainties, many of which are unforeseeable and beyond our control. A detailed discussion of significant risk factors that have the potential to cause our actual results to differ materially from our expectations is described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2026. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

G-III is a global leader in fashion with expertise in design, sourcing, distribution and marketing, which enables us to fuel growth across a portfolio of over 30 globally recognized owned and licensed brands, anchored by our key owned brands, DKNY, Donna Karan, Karl Lagerfeld and Vilebrequin. We develop products across a diverse range of lifestyle categories which include outerwear, dresses, sportswear, suit separates, athleisure, jeans, swimwear, as well as handbags, footwear, small leather goods, cold weather accessories and luggage. Our brands are positioned to sell at various price points with global distribution across a diverse mix of channels and geographies to reach a broad range of consumers.

Our owned brands include DKNY, Donna Karan, Karl Lagerfeld, Vilebrequin, Eliza J, Jessica Howard, Andrew Marc, G.H. Bass, Wilsons Leather and Sonia Rykiel. We have an extensive portfolio of well-known licensed brands, including Calvin Klein, Tommy Hilfiger, BCBG, Converse, French Connection, Halston, Levi’s, Champion, Nautica, Starter and major national sports leagues, among others. Through our licensed team sports business, we have partnerships with the National Football League, National Basketball Association, Major League Baseball, National Hockey League and over 150 U.S. colleges and universities. We also source and sell products to major retailers for their own private label programs.

Our products are sold through a cross section of leading retailers such as Macy’s, Bloomingdale’s, Dillard’s, Nordstrom, El Cortes Ingles, Kohl’s, TJ Maxx, Marshall’s, Ross Stores, Burlington and Costco. We also sell our products using digital channels through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates significant digital businesses. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos.

We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld, Karl Lagerfeld Paris and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin and Wilsons Leather brands.

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

Recent Developments

Marc Jacobs Acquisition and License

On May 14, 2026, we entered into certain agreements relating to the acquisition of the Marc Jacobs business (the “Marc Jacobs Acquisition”) from LVMH Moet Hennessy Louis Vuitton Inc. and its affiliates (“LVMH”). The transaction is structured such that (i) MJ Topco, LLC (“IPCo”), a newly formed joint venture between a subsidiary of the Company and an affiliate of WHP Global (“WHP”), will acquire all of the issued and outstanding units of Marc Jacobs Holdings, LLC through a wholly owned indirect subsidiary, Majestic AcqCo, LLC, (ii) following such acquisition, we will acquire the Marc Jacobs operating business through our subsidiaries, and (iii) IPCo will retain the Marc Jacobs intellectual property and certain other retained assets. We will fund our approximately $500 million investment using cash on hand and borrowings under our revolving credit facility. We will operate the business pursuant to a license from IPCo. Subject to closing, the license agreement will provide an exclusive right to use the Marc Jacobs brand in the United States, Canada, Mexico and Western Europe for the distribution, promotion and sale of specified product categories, including women’s and men’s apparel, handbags, footwear, swim, small leather goods, luggage and cold weather accessories, through wholesale channels, branded retail stores and branded e-commerce sites. The initial term of the license agreement is from the effective date through December 2041, and we have 10 successive options to renew the license agreement for periods of 5 years.

French Connection License Agreement

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

Our retail operations segment consists primarily of direct sales to consumers through our company-operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris and Wilsons Leather brands. As of April 30, 2026, our retail operations segment consisted of 47 company-operated stores for our DKNY and Karl Lagerfeld Paris brands, substantially all of which are operated as outlet stores in North America.

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

In February 2026, the Supreme Court of the United States ruled against the current administration’s use of the International Emergency Economic Powers Act (“IEEPA”) to impose certain tariffs levied since February 2025. Pursuant to a court order on March 4, 2026 from the U.S. Court of International Trade (“CIT”) directing the refund of such tariffs, including applicable interest, on April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched the Consolidated Administration and Processing of Entries (“CAPE”) system to facilitate refund claims, to which we have successfully submitted our refund claim. The timing of cash receipts for tariff refunds remains dependent upon the processing of refund claims by CBP and the U.S. Department of Treasury.

Following the Supreme Court ruling, the current administration announced a new global tariff of 10% effective February 24, 2026, under Section 122 Trade Act of 1974 which will expire in 150 days unless renewed by Congress. On May 7, 2026, the CIT ruled that the Section 122 tariffs exceeded the President’s authority and is currently under review in the Court of Appeals, with a decision anticipated by Fall 2026. While the court's opinion invalidated the tariffs, it only provided injunctive relief for the specific plaintiffs involved in the lawsuit. Because the government appealed the decision, CBP continues to collect these duties at ports of entry. Depending on that outcome, the matter could proceed to the Supreme Court. Additionally, the administration initiated additional trade actions, including investigations under Section 301 of the Trade Act of 1974, that may result in further tariffs.

While the elimination of IEEPA tariffs is expected to have a favorable impact on gross margin, the imposition of additional tariffs, including those under Section 122 and potential measures arising from Section 301 actions, may offset such benefits and could adversely affect our financial results. We continue to monitor these changing tariffs and trade restrictions. We are taking steps to mitigate the impact of new and increased tariffs by working with our long-standing vendors to participate in the increased costs, increasing prices where possible and continuing to look for alternative sourcing options.

Industry Trends

Significant trends that affect the apparel industry include retail chains closing unprofitable stores, an increased focus by retail chains and others on expanding digital sales and providing convenience-driven fulfillment options, the continued consolidation of retail chains and the desire on the part of retailers to consolidate vendors supplying them.

We distribute our products through multiple channels, including online through retail partners such as macys.com, bloomingdales.com, nordstrom.com and dillards.com, each of which operates a significant online business. In addition, we sell to leading online retail partners such as Amazon, Fanatics, Zalando and Zappos. We also distribute apparel and other products directly to consumers through our own DKNY, Karl Lagerfeld and Vilebrequin retail stores, as well as through our digital sites for our DKNY, Donna Karan, Karl Lagerfeld, Karl Lagerfeld Paris, Vilebrequin and Wilsons Leather brands. As sales of apparel through digital channels continue to increase, we are developing additional digital marketing initiatives on both our own websites and third party websites and through social media. We are investing in digital personnel, marketing, logistics, planning, distribution and other strategic opportunities to expand our digital footprint.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also pursued several strategic opportunities, such as (i) our purchase of the interests not previously owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, (ii) new license agreements entered into by us, such as our recent license agreements for the Halston, Champion, Converse, BCBG and French Connection brands and (iii) our formation of a joint venture with WHP to acquire Marc Jacobs Holdings, LLC. Our actions added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Calvin Klein and Tommy Hilfiger Licenses

The sale of licensed products is an important part of our business. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 28.0% of our net sales in fiscal 2026 and approximately 34.0% of our net sales in fiscal 2025.

Our licenses for Calvin Klein and Tommy Hilfiger products expire on a staggered basis which began on December 31, 2024 and continue through December 31, 2026. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the staggered expirations of the Calvin Klein and Tommy Hilfiger license agreements will cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

We continue to take strategic actions to mitigate the loss of this business by continuing to develop and expand our owned brands, such as DKNY, Donna Karan and Karl Lagerfeld, through new product lines, marketing initiatives, international growth, executing on digital channel business opportunities and our recent formation of a joint venture with WHP to acquire Marc Jacobs Holdings, LLC. Additionally, we also recognize higher gross profit percentages on sales of our owned brands. We also seek to expand sales in our go-forward portfolio of licensed brands, including our team sports business, as well as through our recent licenses for the Halston and Champion brands that launched in fiscal 2025, the Converse and BCBG brands that launched in fiscal 2026 and the French Connection brand that launched in fiscal 2027.

The Calvin Klein and Tommy Hilfiger licenses that expired in fiscal 2026 or have expirations in our fiscal 2027 year contributed the following net sales to our total net sales in fiscal 2026:

	Portion of Total G-III Fiscal 2026 Net Sales
	$	%

	(in thousands, except for percentages)
Calvin Klein and Tommy Hilfiger license expirations by date:
December 31, 2025	435,642	15%
December 31, 2026	391,561	14%

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

Tax Laws and Regulations

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2029. The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, and makes modifications to the international tax framework. We recognized the impact of the OBBBA in our second fiscal quarter ended July 31, 2025, the period in which the legislation was enacted. The impact of the OBBBA was immaterial to our provision for income taxes for the three months ended April 30, 2026 and our condensed consolidated balance sheet as of April 30, 2026.

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s (“OECD”) international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups (“MNEs”) and was effective beginning fiscal 2025. In January 2026, the OECD introduced a side-by-side agreement in which U.S.-parented MNEs are exempt from certain aspects of the global minimum tax. This agreement is effective for our fiscal year ending January 31, 2027, but is subject to adoption by each jurisdiction. While these rules are not expected to have a material impact on our effective tax rate or financial results for fiscal 2027, we continue to monitor our operations and evolving tax legislation in the jurisdictions in which we operate.

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

Supply Chain

The global supply chain continues to be negatively impacted by various factors, including the ongoing disruptions in the Middle East and the various tariffs imposed across all countries. The latest developments as it relates to Iran have added further uncertainty to our supply chain operations. Conflicts in the Middle East continue to cause major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. To date, our business has not been significantly impacted by such disruptions, however we have experienced shipping delays impacting the timing of inventory receipts. These delays have not resulted in a significant loss of customer sales. If there is further escalation of these conflicts, it may negatively impact the timely receipt of inventory as well as increase our shipping costs. We will continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes and destinations accordingly to ensure timely delivery of our product.

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

Results of Operations

Three months ended April 30, 2026 compared to three months ended April 30, 2025

Net sales for the three months ended April 30, 2026 decreased to $536.0 million from $583.6 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $514.8 million for the three months ended April 30, 2026 from $562.6 million in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped, partially offset by a slightly higher average price. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $86.9 million of our Calvin Klein and Tommy Hilfiger licensed products, due in part to several expired licenses that are not part of our go-forward business, as well as in DKNY products. These decreases were partially offset by increases in net sales of $42.9 million of our Donna Karan products and our BCBG, Converse and French Connection licensed products. The increase in sales of Donna Karan products was primarily related to the dresses, suits and sportswear categories.

Net sales of our retail operations segment increased to $40.6 million for the three months ended April 30, 2026 from $36.4 million in the same period last year. The number of retail stores operated by us decreased from 48 at April 30, 2025 to 47 at April 30, 2026. The increase in sales in our retail operations segment was the result of increased sales through our Karl Lagerfeld Paris stores, DKNY stores and Donna Karan website. Comparable store sales, which include both stores and digital channels, increased for Karl Lagerfeld Paris, Donna Karan and DKNY compared to the same period in the prior year.

Gross profit was $347.7 million, or 64.9% of net sales, for the three months ended April 30, 2026, compared to $246.5 million, or 42.2% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 63.8% in the three months ended April 30, 2026 compared to 40.4% in the same period last year. The gross profit percentage in the current year period was positively impacted by a benefit of $102.7 million recognized in cost of goods sold related to the expected recovery of previously incurred IEEPA tariffs on inventory sold in the prior year. Excluding the impact of the IEEPA tariff benefit, the gross profit percentage in our wholesale operations segment was 43.8% for the three months ended April 30, 2026, which was positively impacted by price increases as well as a shift in product mix to owned brands in which we recognize higher gross profit percentages compared to licensed brands. The gross profit percentage in our retail operations segment was 48.0% for the three months ended April 30, 2026 compared to 53.5% for the same period last year. The gross profit percentage in the current year period was negatively impacted by increased promotional activity.

Selling, general and administrative expenses increased to $255.3 million in the three months ended April 30, 2026 from $231.5 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment increased to $234.4 million from $209.7 million in the comparable period last year. The increase in expenses was primarily due to increases of (i) $17.3 million in compensation expenses, primarily due to an increase in incentive compensation and share-based compensation expense and (ii) $6.4 million inclusive of professional fees related to our strategic joint venture to acquire the Marc Jacobs operating business as well as legal fees related to other matters. Selling, general and administrative expenses of our retail operations segment decreased to $20.9 million from $21.8 million in the comparable period last year.

Depreciation and amortization was $7.2 million for the three months ended April 30, 2026 compared to $6.6 million in the same period last year.

Other loss was $0.8 million in the three months ended April 30, 2026 compared to other income of $3.5 million in the same period last year. Other loss in the current period consisted of $0.8 million of foreign currency loss during the current year period compared to $1.9 million of foreign currency income in the same period last year. Our foreign currency income and losses are primarily related to the euro. Additionally, other loss in the current period consisted of a nominal loss from unconsolidated affiliates during the current year period compared to $1.6 million of income from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended April 30, 2026 resulted in income of $1.2 million compared to expense of $0.5 million in the same period last year. The decrease in interest and financing charges was primarily due to a $1.2 increase in investment income from having a larger cash position in the current period compared to the prior year’s period.

Income tax expense was $19.1 million for the three months ended April 30, 2026 compared to $3.7 million for the same period last year. Our effective tax rate decreased to 22.3% in the current year’s quarter from 32.4% in last year’s comparable quarter. The lower effective tax rate in the current year period was driven by discrete items in the quarter, principally the anticipated tariff refund, that were taxed at a lower rate.

Liquidity and Capital Resources

Cash Availability

We rely on our cash flows generated from operations, cash and cash equivalents and the borrowing capacity under our revolving credit facility to meet the cash requirements of our business. The cash requirements of our business are primarily related to the seasonal buildup in inventories, compensation paid to employees, occupancy, payments to vendors in the normal course of business, capital expenditures, interest payments on debt obligations, payments of cash dividends, income tax payments and acquisitions. We have also used cash to repurchase our shares and make strategic investments.

As of April 30, 2026, we had cash and cash equivalents of $394.2 million and availability under our revolving credit facility of approximately $425.0 million. As of April 30, 2026, we were in compliance with all covenants under our revolving credit facility.

On May 26, 2026, our Board of Directors declared a cash dividend of $0.10 per share. The dividend will be paid on July 8, 2026 to all stockholders of record as of June 22, 2026.

Tariff Refund Receivable

As of April 30, 2026, the Company recognized a receivable of $139.5 million related to the expected refund of tariffs previously paid under the IEEPA, following recent legal developments, including a ruling by the United States Supreme Court and subsequent actions by the U.S. Court of International Trade directing the refund of such tariffs, including applicable interest. While we assessed that the recovery of previously paid IEEPA tariffs is probable based on currently available information, the timing of cash receipts remains dependent upon the processing of refund claims by CBP and the U.S. Department of Treasury.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. As of April 30, 2026, interest under the Third ABL Credit Agreement was being paid at an average rate of 7.25% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of April 30, 2026, we were in compliance with these covenants.

As of April 30, 2026, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of April 30, 2026, there were no outstanding trade letters of credit and $2.4 million of standby letters of credit.

We have a total of $6.3 million debt issuance costs related to our Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement. Total debt issuance costs, net of amortization, were $3.9 million, $5.1 million and $4.2 million as of April 30, 2026, April 30, 2025 and January 31, 2026, respectively.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans of which a portion is to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of April 30, 2026, we had an aggregate outstanding balance of €2.3 million ($2.7 million) under these various unsecured loans.

Overdraft Facilities

Certain of our foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the EURIBOR plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by us or HSBC Bank. Certain of our foreign entities have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of April 30, 2026, we had an aggregate outstanding balance of €7.0 million ($8.1 million) under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of April 30, 2026, we had an aggregate outstanding balance of €4.0 million ($4.6 million) in borrowings outstanding under these credit facilities.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. The primary sources to meet our operating cash requirements have been borrowings under the revolving credit facility and cash generated from operations.

We had no borrowings outstanding under our Third ABL Credit Agreement at April 30, 2026 and 2025, respectively. Our contingent liability under open letters of credit was approximately $2.4 million and $2.6 million at April 30, 2026 and

2025, respectively. We had an aggregate of €2.3 million ($2.7 million) and €4.9 million ($5.3 million) outstanding under our various unsecured loans as of April 30, 2026 and 2025, respectively. We had €7.0 million ($8.1 million) and €7.4 million ($8.0 million) outstanding under our overdraft facilities as of April 30, 2026 and 2025, respectively. We had €4.0 million ($4.6 million) and €5.0 million ($5.4 million) outstanding under our foreign credit facilities as of April 30, 2026 and 2025, respectively.

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

Share Repurchase Program

In April 2026, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. No shares were repurchased during the three months ended April 30, 2026. As of April 30, 2026, we had remaining 10,000,000 shares that are authorized for purchase under this program. As of June 3, 2026, we had 42,190,573 shares of common stock outstanding.

Cash from Operating Activities

We used $2.0 million in cash from operating activities during the three months ended April 30, 2026, representing a  decrease of $95.8 million from $93.8 million of cash generated from operating activities during the three months ended April 30, 2025. This decrease is primarily driven by changes in operating assets and liabilities of $158.8 million, partially offset by an increase in our net income of $58.8 million.  The $158.8 million decrease in changes in operating asset and liabilities balances was primarily driven by the following:

●	Prepaid expenses and other current assets increased $138.7 million in the current year period compared to an increase of $1.6 million in the prior year period as a result of the $139.5 million receivable recorded as of April 30, 2026 related to our expected recovery of previously paid IEEPA tariffs. The tariff refund receivable did not result in any impact on our cash from operations in the current year period as we expect to receive the refund during the remainder of the year.
●	Accounts receivable decreased $104.2 million in the current year period compared to a decrease of $143.7 million in the same period last year as a result of a decline in net sales in the fourth quarter of fiscal 2026 compared to the fourth quarter of fiscal 2025.
●	Accounts payable, accrued expenses and other liabilities decreased $92.0 million in the current year period compared to a decrease of $67.6 million in the same period last year as a result of decreased inventory purchases and accrued royalties in the current year period due to expired licenses, partially offset by a higher bonus accrual in the current year period.

Cash from Investing Activities

We used $8.5 million of cash in investing activities during the three months ended April 30, 2026 as a result of capital expenditures primarily related to leasehold improvement and computer software expenditures.

Cash from Financing Activities

Net cash used by financing activities was $0.2 million during the three months ended April 30, 2026 primarily as a result of $4.2 million of cash dividends paid to common stockholders, offset, in part, by net proceeds of $4.0 million under our various foreign facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2026 are those that depend most heavily on these judgments and estimates. As of April 30, 2026, there have been no material changes to our critical accounting policies.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes to the disclosure made with respect to these matters in our Annual Report on Form 10-K for the year ended January 31, 2026.

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

Within the KLH subsidiary, which represented approximately 9% of the total net sales of the Company for fiscal 2026, the Company identified a material weakness in the operating effectiveness of controls related to information technology general controls (“ITGCs”) over business applications that support the Company’s financial reporting processes.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2026 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. Other than the risk factors set forth below relating to the proposed acquisition of the Marc Jacobs business, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

The Marc Jacobs Acquisition may not be completed within the expected timeframe, or at all, and the failure to complete the Marc Jacobs Acquisition could have a material adverse effect on our future business and financial results.

There can be no assurance that the Marc Jacobs Acquisition will be completed in the expected timeframe, or at all. The Marc Jacobs Acquisition is governed by multiple agreements, including the Unit Purchase Agreement, the Equity Commitment Letter, the Equity Purchase and Distribution Agreement and other ancillary agreements (collectively, the “Transaction Agreements”). The closing of the Unit Purchase Agreement is subject to customary conditions, including the accuracy of certain representations and warranties, absence of legal prohibitions and receipt of required antitrust approvals. In addition, the Company’s obligation to fund its equity contribution to IPCo under the Equity Commitment Letter is subject to the substantially concurrent funding of the WHP debt and equity financing and consummation of the Closing. There can be no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the Marc Jacobs Acquisition are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable).

If the Marc Jacobs Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:

●	we have dedicated significant time and resources, financial and otherwise, in planning for the Marc Jacobs Acquisition and the associated transition of the business, of which we would lose the benefit if the Marc Jacobs Acquisition is not completed;

●	certain transaction costs relating to the Marc Jacobs Acquisition, including regulatory filing costs and certain costs relating to representation and warranty insurance, will have been incurred whether or not the Marc Jacobs Acquisition is completed;
●	the Marc Jacobs Acquisition requires us to fund approximately $500 million using a combination of cash on hand and borrowings under our revolving credit facility, and the reservation of such capital may reduce our financial flexibility and our ability to pursue other strategic opportunities pending the closing; and
●	matters relating to the Marc Jacobs Acquisition (including transition planning) may require substantial commitments of time and resources by our management, whether or not the Marc Jacobs Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, if the Marc Jacobs Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the Marc Jacobs Acquisition or to enforcement proceedings commenced against us to perform our obligations under the Transaction Agreements. If the Marc Jacobs Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition.

Our interest in the Marc Jacobs intellectual property is held through a non-controlled joint venture, and our ability to operate the Marc Jacobs business depends on a license agreement that is terminable under certain circumstances.

The Marc Jacobs Acquisition is structured through IPCo, a joint venture in which we will own 50% of the membership interests and an affiliate of WHP Global (“WHP”) will own the remaining 50%. IPCo will retain ownership of the Marc Jacobs intellectual property. We will operate the Marc Jacobs business pursuant to a license from IPCo providing an exclusive right to use the Marc Jacobs brands in the United States, Canada, Mexico and Western Europe for specified product categories. The initial term of the license agreement runs through December 2041, and we have 10 successive options to renew the license agreement for periods of 5 years. The license agreement is terminable by IPCo if we fail to make required payments or otherwise materially breach the agreement, in each case subject to an opportunity to cure within a specified period of time.

IPCo will be governed by a board of managers initially consisting of five managers, with two managers appointed by us and three appointed by WHP, which is subject to change in the future based on the relative ownership percentages of us and WHP in IPCo, and other circumstances provided in the amended and restated operating agreement which will govern the IPCo. Subject to those potential changes or circumstances, WHP controls the board of IPCo. Certain significant decisions, including amendments to the operating agreement, mergers, acquisitions, dispositions, incurrence of indebtedness above certain thresholds, related party transactions and bankruptcy, require approval of both members for so long as they continue to own certain ownership percentages. Disagreements with WHP regarding the management or direction of IPCo or the Marc Jacobs intellectual property could adversely affect our ability to operate the Marc Jacobs business effectively. In addition, we and WHP generally may not transfer our membership interests in IPCo prior to the third anniversary of closing, other than to permitted transferees or with the prior written consent of the other member, and any transfer after the third anniversary is subject to a right of first offer and tag along right in favor of the other party, which may limit our ability to exit or monetize our investment on favorable terms.

We may be unable to successfully transition and operate the Marc Jacobs business, and we may not realize the anticipated benefits of the Marc Jacobs Acquisition.

Following the closing, we will be required to transition the Marc Jacobs operating business away from the infrastructure and support systems currently provided by LVMH. Pursuant to a Transition Services Agreement to be entered into at closing, LVMH and/or third-party providers will provide certain transition services to Marc Jacobs International, L.L.C. and its subsidiaries for a limited period following the closing. Under the Transition Services Agreement, we will guarantee the due, prompt and full performance by Marc Jacobs International and its subsidiaries of all of their payment and indemnification obligations thereunder. Our ability to realize the expected benefits of the Marc Jacobs Acquisition is subject to a number of risks, including:

●	our ability to build standalone operational capabilities for functions currently provided by LVMH prior to the expiration of the transition services;

●	difficulties in retaining key creative, design and management personnel who may be critical to the brand’s identity and market position; and
●	to the extent certain operating assets and liabilities in China and Japan are sold to third-party buyers or retained by IPCo at closing, we will have no control over the operation of the Marc Jacobs brand in those markets, which could affect global brand perception and the value of the Marc Jacobs intellectual property.

We will incur substantial expenses in connection with the Marc Jacobs Acquisition and the transition of the business. Even if we are able to successfully transition and operate the Marc Jacobs business, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected, which could adversely impact our business, results of operations and financial condition.

Item 5.        Other Information

During the three months ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated November 3, 1989).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1+	Form of Performance Share Unit Agreement for April 30, 2026 PSU awards (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 4, 2026).
10.2	Equity Commitment Letter, dated as of May 14, 2026, by and between the Company and MJ Topco, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 14, 2026).
10.3

Equity Purchase and Distribution Agreement, dated as of May 14, 2026, by and among G-III Leather Fashions, Inc., MJ Topco, LLC and MJ Buyer Parent, LLC, and, solely for specified sections, G-III Apparel Group, Ltd. and WH Borrower, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated May 14, 2026).

10.4

Form of the Amended and Restated Operating Agreement of MJ Topco, LLC, dated as of May 14, 2026, by and among MJ Topco, LLC, MJWHP, LLC and G-III Investments, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, dated May 14, 2026).

31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2026.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: June 8, 2026	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: June 8, 2026	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer