Form 10-Q
period 2026-07-31
G III APPAREL GROUP LTD /DE/
filed 2026-09-08
CIK 821002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

As of September 3, 2026, there were 42,876,508 shares of issuer’s common stock, par value $0.01 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.          Financial Statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,	January 31,
	2026	2025	2026
	(Unaudited)	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$529,190	$301,778	$406,662
Accounts receivable, net of allowance for doubtful accounts of $1,382, $1,472 and $19,038, respectively	403,426	474,931	537,045
Inventories	555,024	639,756	460,029
Prepaid income taxes	9,818	8,050	12,288
Prepaid expenses and other current assets	64,212	60,500	53,023
Total current assets	1,561,670	1,485,015	1,469,047
Investments in unconsolidated affiliates	105,170	116,707	110,226
Property and equipment, net	80,741	78,891	78,042
Operating lease assets	316,862	264,526	257,619
Other assets, net	22,409	65,382	23,903
Other intangibles, net	23,312	26,160	25,564
Deferred income tax assets, net	9,863	15,760	7,510
Trademarks	631,820	638,540	638,909
Total assets	$2,751,847	$2,690,981	$2,610,820
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of notes payable	$3,662	$8,612	$7,104
Accounts payable	321,514	431,034	264,005
Accrued expenses	131,419	115,118	138,493
Customer refund liabilities	54,379	60,734	76,308
Current operating lease liabilities	51,546	52,604	52,244
Income tax payable	14,919	3,819	7,135
Other current liabilities	—	419	376
Total current liabilities	577,439	672,340	545,665
Notes payable	4,173	6,869	4,638
Deferred income tax liabilities, net	53,342	54,375	61,387
Noncurrent operating lease liabilities	281,458	227,691	220,713
Other noncurrent liabilities	16,321	21,185	18,094
Total liabilities	932,733	982,460	850,497

Stockholders' Equity
Preferred stock; 1,000 shares authorized; no shares issued	—	—	—
Common stock - $0.01 par value; 120,000 shares authorized; 49,396, 49,396 and 49,396 shares issued, respectively	264	264	264
Additional paid-in capital	465,644	467,375	476,005
Accumulated other comprehensive income	12,121	23,515	23,920
Retained earnings	1,495,066	1,372,376	1,416,812
Common stock held in treasury, at cost - 6,895, 7,180 and 7,206 shares, respectively	(153,981)	(155,009)	(156,678)
Total stockholders' equity	1,819,114	1,708,521	1,760,323
Total liabilities and stockholders' equity	$2,751,847	$2,690,981	$2,610,820

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(Unaudited)
	(In thousands, except per share amounts)
Net sales	$554,093	$613,266	$1,090,055	$1,196,875
Cost of goods sold	303,712	362,795	491,928	699,860
Gross profit	250,381	250,471	598,127	497,015
Selling, general and administrative expenses	231,354	226,845	486,677	458,340
Depreciation and amortization	8,195	7,326	15,383	13,899
Operating profit	10,832	16,300	96,067	24,776
Other income (loss)	(2,708)	(707)	(3,510)	2,755
Interest and financing charges, net	5,966	304	7,140	(157)
Income before income taxes	14,090	15,897	99,697	27,374
Income tax expense (benefit)	(6,123)	4,958	12,950	8,676
Net income	$20,213	$10,939	$86,747	$18,698

NET INCOME PER COMMON SHARE:
Basic:
Net income per common share	$0.48	$0.26	$2.05	$0.43
Weighted average number of shares outstanding	42,399	42,777	42,296	43,254

Diluted:
Net income per common share	$0.46	$0.25	$1.95	$0.42
Weighted average number of shares outstanding	44,338	44,219	44,377	44,795

Net income	$20,213	$10,939	$86,747	$18,698
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,484)	32,917	(11,799)	49,034
Other comprehensive income (loss)	(3,484)	32,917	(11,799)	49,034
Comprehensive income	$16,729	$43,856	$74,948	$67,732

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Common Stock
	Common Stock		Paid-In	Comprehensive	Retained	Held In Treasury
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total

	(Unaudited)
	(In thousands)
Balance as of April 30, 2026	49,396	$264	$485,780	$15,605	$1,479,127	7,205	$(156,651)	$1,824,125
Equity awards vested, net	—	—	(10,597)	—	—	(547)	10,597	—
Share-based compensation expense	—	—	6,745	—	—	—	—	6,745
Taxes paid for net share settlements	—	—	(16,284)	—	—	—	—	(16,284)
Other comprehensive loss, net	—	—	—	(3,484)	—	—	—	(3,484)
Repurchases of common stock	—	—	—	—	—	237	(7,927)	(7,927)
Excise tax on stock repurchases	—	—	—	—	—	—	—	—
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(4,274)	—	—	(4,274)
Net income	—	—	—	—	20,213	—	—	20,213
Balance as of July 31, 2026	49,396	$264	$465,644	$12,121	$1,495,066	6,895	$(153,981)	$1,819,114

Balance as of April 30, 2025	49,396	$264	$463,225	$(9,402)	$1,361,437	6,102	$(131,430)	$1,684,094
Equity awards vested, net	—	—	(1,297)	—	—	(63)	1,297	—
Share-based compensation expense	—	—	5,447	—	—	—	—	5,447
Other comprehensive income, net	—	—	—	32,917	—	—	—	32,917
Repurchases of common stock	—	—	—	—	—	1,141	(24,644)	(24,644)
Excise tax on stock repurchases	—	—	—	—	—	—	(232)	(232)
Net income	—	—	—	—	10,939	—	—	10,939
Balance as of July 31, 2025	49,396	$264	$467,375	$23,515	$1,372,376	7,180	$(155,009)	$1,708,521

Balance as of January 31, 2026	49,396	$264	$476,005	$23,920	$1,416,812	7,206	$(156,678)	$1,760,323
Equity awards vested, net	—	—	(10,663)	—	—	(548)	10,624	(39)
Share-based compensation expense	—	—	16,586	—	—	—	—	16,586
Taxes paid for net share settlements	—	—	(16,284)	—	—	—	—	(16,284)
Other comprehensive loss, net	—	—	—	(11,799)	—	—	—	(11,799)
Repurchases of common stock	—	—	—	—	—	237	(7,927)	(7,927)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(8,493)	—	—	(8,493)
Net income	—	—	—	—	86,747	—	—	86,747
Balance as of July 31, 2026	49,396	$264	$465,644	$12,121	$1,495,066	6,895	$(153,981)	$1,819,114

Balance as of January 31, 2025	49,396	$264	$467,692	$(25,519)	$1,353,678	5,509	$(116,634)	$1,679,481
Equity awards vested, net	—	—	(6,340)	—	—	(277)	6,340	—
Share-based compensation expense	—	—	10,967	—	—	—	—	10,967
Taxes paid for net share settlements	—	—	(4,944)	—	—	—	—	(4,944)
Other comprehensive income, net	—	—	—	49,034	—	—	—	49,034
Repurchases of common stock	—	—	—	—	—	1,948	(44,345)	(44,345)
Excise tax on stock repurchases	—	—	—	—	—	—	(370)	(370)
Net income	—	—	—	—	18,698	—	—	18,698
Balance as of July 31, 2025	49,396	$264	$467,375	$23,515	$1,372,376	7,180	$(155,009)	$1,708,521

The accompanying notes are an integral part of these statements.

G-III APPAREL GROUP, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended July 31,
	2026	2025

	(Unaudited, in thousands)
Cash flows from operating activities
Net income	$86,747	$18,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,383	13,899
Loss on disposal of fixed assets	200	147
Non-cash operating lease costs	29,665	27,453
Equity loss in unconsolidated affiliates	2,397	429
Share-based compensation	16,586	10,967
Deferred financing charges and debt discount amortization	626	626
Deferred income taxes	(10,399)	5,972
Changes in operating assets and liabilities:
Accounts receivable, net	133,619	149,821
Inventories	(94,995)	(161,670)
Income taxes, net	10,254	(12,430)
Prepaid expenses and other current assets	(11,572)	(10,454)
Other assets, net	470	2,182
Customer refund liabilities	(21,929)	(19,251)
Operating lease liabilities	(28,907)	(28,054)
Accounts payable, accrued expenses and other liabilities	50,583	170,542
Net cash provided by operating activities	178,728	168,877

Cash flows from investing activities
Operating lease assets initial direct costs	—	(19)
Investment in equity interest of private company	—	(732)
Capital expenditures	(17,573)	(18,419)
Net cash used in investing activities	(17,573)	(19,170)

Cash flows from financing activities
Repayment of borrowings - foreign facilities	(224,300)	(72,091)
Proceeds from borrowings - foreign facilities	220,645	80,129
Dividends paid on common stock	(8,493)	—
Purchase of treasury shares	(7,927)	(44,345)
Taxes paid for net share settlements	(16,284)	(4,944)
Net cash used in financing activities	(36,359)	(41,251)

Foreign currency translation adjustments	(2,268)	11,882
Net increase in cash and cash equivalents	122,528	120,338
Cash and cash equivalents at beginning of period	406,662	181,440
Cash and cash equivalents at end of period	$529,190	$301,778

Supplemental disclosures of cash flow information
Cash payments:
Interest, net	$1,602	$2,068
Income tax payments, net	$11,370	$20,249
Excise tax liability related to stock repurchases	$—	$370

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

The Company consolidates the accounts of its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. Investments in entities that the Company does not control but has the ability to exercise significant influence over are accounted for using the equity method of accounting. The Company’s condensed consolidated statements of income include its proportionate share of the net income or loss of these entities.

Karl Lagerfeld Holding B.V. (“KLH”), a Dutch limited liability company that is wholly-owned by the Company, Vilebrequin International SA (“Vilebrequin”), a Swiss corporation that is wholly-owned by the Company and certain other subsidiaries of the Company report results on a calendar year basis rather than on the January 31 fiscal year basis used by the Company. Accordingly, the results of KLH, Vilebrequin and certain other subsidiaries of the Company are included in the financial statements for the quarter ended or ending closest to the Company’s fiscal quarter end. For example, with respect to the Company’s results for the six-month period ended July 31, 2026, the results of KLH, Vilebrequin and certain other subsidiaries of the Company are included for the six-month period ended June 30, 2026. The Company’s retail operations segment reports on a 52/53 week fiscal year. For fiscal 2027 and 2026, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods, respectively, and ended on August 1, 2026 and August 2, 2025, respectively.

The results for the three and six months ended July 31, 2026 are not necessarily indicative of the results expected for the entire fiscal year, given the seasonal nature of the Company’s business. The accompanying financial statements included herein are unaudited. All adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period presented have been reflected.

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

The Company’s accounts receivable and allowance for doubtful accounts as of July 31, 2026, July 31, 2025 and January 31, 2026 were:

	July 31, 2026
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$403,740	$1,068	$404,808
Allowance for doubtful accounts	(1,314)	(68)	(1,382)
Accounts receivable, net	$402,426	$1,000	$403,426

	July 31, 2025
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$475,338	$1,065	$476,403
Allowance for doubtful accounts	(1,404)	(68)	(1,472)
Accounts receivable, net	$473,934	$997	$474,931

	January 31, 2026
	Wholesale	Retail	Total

	(In thousands)
Accounts receivable, gross	$555,038	$1,045	$556,083
Allowance for doubtful accounts	(18,970)	(68)	(19,038)
Accounts receivable, net	$536,068	$977	$537,045

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

During the six months ended July 31, 2026, accounts receivable balances of $17.5 million were deemed uncollectible and written off against the allowance due to the bankruptcy of Saks Global.

The Company had the following activity in its allowance for doubtful accounts:

	Wholesale	Retail	Total

	(In thousands)
Balance as of January 31, 2026	$(18,970)	$(68)	$(19,038)
Provision for credit losses, net	66	—	66
Accounts written off as uncollectible	17,590	—	17,590
Balance as of July 31, 2026	$(1,314)	$(68)	$(1,382)

Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses, net	(2,284)	—	(2,284)
Accounts written off as uncollectible	8,400	—	8,400
Balance as of July 31, 2025	$(1,404)	$(68)	$(1,472)

Balance as of January 31, 2025	$(7,520)	$(68)	$(7,588)
Provision for credit losses, net	(19,778)	—	(19,778)
Accounts written off as uncollectible	8,328	—	8,328
Balance as of January 31, 2026	$(18,970)	$(68)	$(19,038)

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

The inventory return asset, which consists of the amount of goods that are anticipated to be returned by customers, was $6.8 million, $7.2 million and $12.2 million as of July 31, 2026, July 31, 2025 and January 31, 2026, respectively. The inventory return asset is recorded within prepaid expenses and other current assets on the condensed consolidated balance sheets.

Inventory held on consignment by the Company’s customers totaled $4.1 million, $5.1 million and $4.4 million as of July 31, 2026, July 31, 2025 and January 31, 2026, respectively. The Company reflects consigned inventory within inventories on its condensed consolidated balance sheets.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally Accepted Accounting Principles establish a three-level valuation hierarchy for disclosure of fair value measurements. The determination of the applicable level within the hierarchy for a particular asset or liability depends on the inputs used in its valuation as of the measurement date, notably the extent to which the inputs are market-based (observable) or internally-derived (unobservable). A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

●	Level 1 — inputs to the valuation methodology based on quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 — inputs to the valuation methodology based on quoted prices for similar assets or liabilities in active markets for substantially the full term of the financial instrument; quoted prices for identical or similar instruments in markets that are not active for substantially the full term of the financial instrument; and model-derived valuations whose inputs or significant value drivers are observable.

●	Level 3 — inputs to the valuation methodology based on unobservable prices or valuation techniques that are significant to the fair value measurement.

The following table summarizes the carrying values and the estimated fair values of the Company’s debt instruments:

		Carrying Value			Fair Value
		July 31,	July 31,	January 31,	July 31,	July 31,	January 31,
Financial Instrument	Level	2026	2025	2026	2026	2025	2026

		(In thousands)
Unsecured loans	2	$2,224	$5,180	$3,468	$2,224	$5,180	$3,468
Overdraft facilities	2	1,048	4,125	3,578	1,048	4,125	3,578
Foreign credit facilities	2	4,563	6,176	4,696	4,563	6,176	4,696

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

The Company’s operating lease assets and liabilities as of July 31, 2026, July 31, 2025 and January 31, 2026 consist of the following:

Leases	Classification	July 31, 2026	July 31, 2025	January 31, 2026

		(In thousands)
Assets
Operating	Operating lease assets	$316,862	$264,526	$257,619

Liabilities
Current operating	Current operating lease liabilities	$51,546	$52,604	$52,244
Noncurrent operating	Noncurrent operating lease liabilities	281,458	227,691	220,713
Total lease liabilities		$333,004	$280,295	$272,957

The Company recorded lease costs of $19.5 million and $38.1 million during the three and six months ended July 31, 2026. The Company recorded lease costs of $17.8 million and $36.0 million during the three and six months ended July 31, 2025. Lease costs are recorded within selling, general and administrative expenses in the Company’s condensed consolidated statements of income and comprehensive income. The Company recorded variable lease costs and short-term lease costs of $3.3 million and $7.2 million for the three and six months ended July 31, 2026. The Company recorded variable lease costs and short-term lease costs of $4.4 million and $7.9 million for the three and six months ended July 31, 2025. Short-term lease costs are immaterial.

As of July 31, 2026, the Company’s maturities of operating lease liabilities in the years ending up to January 31, 2031 and thereafter are as follows:

Year Ending January 31,	Amount
(In thousands)
2027	$34,340
2028	68,561
2029	57,151
2030	47,840
2031	42,882
After 2031	165,874
Total lease payments	$416,648
Less: Interest	83,644
Present value of lease liabilities	$333,004

As of July 31, 2026, there are no material leases that are legally binding but have not yet commenced.

As of July 31, 2026, the weighted average remaining lease term related to operating leases is 7.3 years. The weighted average discount rate related to operating leases is 6.1%.

Cash paid for amounts included in the measurement of operating lease liabilities was $29.9 million and $38.2 million during the six months ended July 31, 2026 and 2025, respectively. Right-of-use assets obtained in exchange for lease obligations were $92.2 million and $26.8 million during the six months ended July 31, 2026 and 2025, respectively.

NOTE 6 – NET INCOME PER COMMON SHARE

Basic net income per common share has been computed using the weighted average number of common shares outstanding during each period. Diluted net income per share, when applicable, is computed using the weighted average number of common shares and potential dilutive common shares, consisting of unvested restricted stock unit awards outstanding during the period. Approximately 91,000 and 55,000 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2026. Approximately 43,000 and 34,500 shares of common stock have been excluded from the diluted net income per share calculation for the three and six months ended July 31, 2025. All share-based payments outstanding that vest based on the achievement of performance conditions, and for which the respective performance conditions have not been achieved, have been excluded from the diluted per share calculation.

The following table reconciles the numerators and denominators used in the calculation of basic and diluted net income per share:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025

	(In thousands, except share and per share amounts)
Net income	$20,213	$10,939	$86,747	$18,698
Basic net income per share:
Basic common shares	42,399	42,777	42,296	43,254
Basic net income per share	$0.48	$0.26	$2.05	$0.43

Diluted net income per share:
Basic common shares	42,399	42,777	42,296	43,254
Dilutive restricted stock unit awards and stock options	1,939	1,442	2,081	1,541
Diluted common shares	44,338	44,219	44,377	44,795
Diluted net income per share	$0.46	$0.25	$1.95	$0.42

NOTE 7 – NOTES PAYABLE

Long-term debt consists of the following:

	July 31, 2026	July 31, 2025	January 31, 2026

	(In thousands)
Unsecured loans	$2,224	$5,180	$3,468
Overdraft facilities	1,048	4,125	3,578
Foreign credit facilities	4,563	6,176	4,696
Subtotal	7,835	15,481	11,742
Less: Current portion of long-term debt	(3,662)	(8,612)	(7,104)
Total	$4,173	$6,869	$4,638

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. As of July 31, 2026, interest under the Third ABL Credit Agreement was being paid at an average rate of 7.25% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict the Company’s ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires the Company to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months of the Company. As of July 31, 2026, the Company was in compliance with these covenants.

As of July 31, 2026, the Company had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2026, there were no outstanding trade letters of credit and $2.5 million of standby letters of credit.

The Company has a total of $6.3 million in debt issuance costs related to its Third ABL Credit Agreement. As permitted under Accounting Standards Codification (“ASC”) 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement. Total debt issuance costs, net of amortization, were $3.6 million, $4.8 million and $4.2 million as of July 31, 2026, July 31, 2025 and January 31, 2026.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2026, the Company had an aggregate outstanding balance of €1.9 million ($2.2 million) under these unsecured loans.

Overdraft Facilities

Certain of the Company’s foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by the Company or HSBC Bank. Additionally, certain of the Company’s foreign entities entered into overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2026, the Company had an aggregate outstanding balance of €0.9 million ($1.0 million) under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of July 31, 2026, the Company had an aggregate outstanding balance of €4.0 million ($4.6 million) under these credit facilities.

NOTE 8 – SUPPLY CHAIN FINANCE PROGRAM

The Company has a voluntary supply chain finance program (the “SCF Program”) administered through a third-party platform. The Company’s payment obligations confirmed under the SCF Program are due to a financial intermediary that will remit payment to the Company’s suppliers. The SCF Program also provides participating suppliers with the option to sell their receivables due from the Company, at their sole discretion, to a third-party financial institution at terms negotiated between the supplier and the financial institution. The Company is not a party to the agreements between the suppliers and the financial institution. The Company’s payment obligations to its suppliers, including the amounts due and payment terms, which generally do not exceed 75 days, are not impacted by a supplier’s participation in the SCF Program. There are no assets pledged as security or other forms of guarantees provided specifically under the SCF Program; however, the obligations under the SCF Program benefit from guarantees and collateral provided under our revolving credit facility to which the financial institutions involved in the SCF Program are parties.

The Company’s outstanding payment obligations under its SCF Program are recorded within accounts payable in the Company’s condensed consolidated balance sheets and the corresponding payments are reflected in cash flows from operating activities within the Company’s condensed consolidated statements of cash flows. The Company had $175.5 million and $205.3 million of payment obligations outstanding under the SCF Program as of July 31, 2026 and 2025, respectively. The Company settled obligations of $177.0 million and $343.6 million through the SCF Program during the three and six months ended July 31, 2026. The Company settled obligations of $89.8 million and $131.6 million through the SCF Program during the three and six months ended July 31, 2025.

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

Wholesale Operations Segment. Wholesale revenues include sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Karl Lagerfeld and Vilebrequin businesses, including from retail stores operated by Karl Lagerfeld and Vilebrequin, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues from sales of products are recognized when control transfers to the customer. The Company considers control to have been transferred when the Company has transferred physical possession of the product, the Company has a right to payment for the product, the customer has legal title to the product and the customer has the significant risks and rewards of the product. Wholesale revenues are adjusted by variable consideration arising from implicit or explicit obligations. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. As of July 31, 2026, revenues from license agreements related to trademarks associated with the Company’s owned brands represented an insignificant portion of wholesale revenues.

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

Contract Liabilities

The Company’s contract liabilities, which are recorded within accrued expenses in the accompanying condensed consolidated balance sheets, primarily consist of gift card liabilities and advance payments from licensees. Total contract liabilities were $5.1 million, $5.8 million and $6.2 million at July 31, 2026, July 31, 2025 and January 31, 2026, respectively. The Company recognized $3.4 million in revenue for the three months ended July 31, 2026 related to contract liabilities that existed at April 30, 2026. The Company recognized $4.7 million in revenue for the six months ended July 31, 2026 related to contract liabilities that existed at January 31, 2026. There were no contract assets recorded as of July 31, 2026, July 31, 2025 and January 31, 2026. Substantially all of the advance payments from licensees as of July 31, 2026 are expected to be recognized as revenue within the next twelve months.

NOTE 10 – SEGMENTS

The Company’s reportable segments are business units that offer products through different channels of distribution. The Company has two reportable segments: wholesale operations and retail operations. The wholesale operations segment includes sales of products to retailers under owned, licensed and private label brands, as well as sales related to the Vilebrequin and Karl Lagerfeld businesses, including from retail stores operated by Vilebrequin and Karl Lagerfeld, other than sales of product under the Karl Lagerfeld Paris brand generated by the Company’s retail stores and digital platforms. Wholesale revenues also include revenues from license agreements related to trademarks associated with the Company’s owned brands. The retail operations segment consists primarily of direct sales to consumers through company operated stores, which consist primarily of DKNY and Karl Lagerfeld Paris stores, as well as the digital channels for DKNY, Donna Karan, Karl Lagerfeld Paris, G.H. Bass and Wilsons Leather. Substantially all DKNY and Karl Lagerfeld Paris stores are operated as outlet stores in North America.

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

The following segment information is presented for the three month periods indicated below:

	Three Months Ended July 31, 2026
	Wholesale		Retail	Elimination (1)	Total

	(In thousands)
Net sales	$530,827		$39,542	$(16,276)	$554,093
Cost of goods sold	300,448	(2)	19,540	(16,276)	303,712
Gross profit	230,379		20,002	—	250,381
Selling, general and administrative expenses:
Compensation	99,952		6,978	—	106,930
Facility fees	44,924		7,154	—	52,078
Advertising	18,200		3,106	—	21,306
Other segment items(3)	47,304		3,736	—	51,040
Total selling, general and administrative expenses	210,380		20,974	—	231,354
Depreciation and amortization	7,427		768	—	8,195
Operating profit (loss)	$12,572		$(1,740)	$—	$10,832

	Three Months Ended July 31, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$589,023	$41,060	$(16,817)	$613,266
Cost of goods sold	360,047	19,565	(16,817)	362,795
Gross profit	228,976	21,495	—	250,471
Selling, general and administrative expenses:
Compensation	94,823	7,023	—	101,846
Facility fees	50,426	7,337	—	57,763
Advertising	21,039	3,094	—	24,133
Other segment items(3)	39,620	3,483	—	43,103
Total selling, general and administrative expenses	205,908	20,937	—	226,845
Depreciation and amortization	6,471	855	—	7,326
Operating profit (loss)	$16,597	$(297)	$—	$16,300

	Six Months Ended July 31, 2026
	Wholesale		Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,045,629		$80,143	$(35,717)	$1,090,055
Cost of goods sold	487,004	(2)	40,641	(35,717)	491,928
Gross profit	558,625		39,502	—	598,127
Selling, general and administrative expenses:
Compensation	214,169		13,914	—	228,083
Facility fees	86,669		14,727	—	101,396
Advertising	50,313		6,263	—	56,576
Other segment items(3)	93,612		7,010	—	100,622
Total selling, general and administrative expenses	444,763		41,914	—	486,677
Depreciation and amortization	13,883		1,500	—	15,383
Asset impairments	—		—	—	—
Operating profit (loss)	$99,979		$(3,912)	$—	$96,067

	Six Months Ended July 31, 2025
	Wholesale	Retail	Elimination (1)	Total

	(In thousands)
Net sales	$1,151,671	$77,435	$(32,231)	$1,196,875
Cost of goods sold	695,611	36,480	(32,231)	699,860
Gross profit	456,060	40,955	—	497,015
Selling, general and administrative expenses:
Compensation	191,696	14,292	—	205,988
Facility fees	95,912	14,724	—	110,636
Advertising	49,210	6,527	—	55,737
Other segment items(3)	78,801	7,178	—	85,979
Total selling, general and administrative expenses	415,619	42,721	—	458,340
Depreciation and amortization	12,163	1,736	—	13,899
Operating profit (loss)	$28,278	$(3,502)	$—	$24,776

(1)	Represents intersegment sales to the Company’s retail operations segment.
(2)	The wholesale operations segment includes reductions of $6.8 million and $126.4 million in cost of goods sold during the three and six months ended July 31, 2026, respectively, resulting from the tariff refund receivable. See Note 12 — IEEPA Tariff Refund.
(3)	Other segment items include design and product development costs, professional fees, office expenses, freight and packaging, allowance for doubtful account charges and other selling, general and administrative expenses. Professional fees include expenses related to the Marc Jacobs transaction of $4.0 million and $7.4 million for the three and six months ended July 31, 2026, respectively.

The total net sales by licensed and proprietary product sales for each of the Company’s reportable segments are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2026	July 31, 2025	July 31, 2026	July 31, 2025

	(In thousands)
Licensed brands	$176,953	$246,114	$339,914	$445,174
Proprietary brands	353,874	342,909	705,715	706,497
Wholesale net sales	$530,827	$589,023	$1,045,629	$1,151,671

Proprietary brands	$39,542	$41,060	$80,143	$77,435
Retail net sales	$39,542	$41,060	$80,143	$77,435

The Company allocates overhead to its business segments on various bases, which include units shipped, space utilization, inventory levels and relative sales levels, among other factors. The method of allocation has been applied consistently on a period-to-period basis.

The total assets for each of the Company’s reportable segments, as well as assets not allocated to a segment, are as follows:

	July 31, 2026	July 31, 2025	January 31, 2026

	(In thousands)
Wholesale	$1,651,376	$1,741,392	$1,549,760
Retail	88,845	86,763	87,769
Corporate	1,011,626	862,826	973,291
Total assets	$2,751,847	$2,690,981	$2,610,820

Capital expenditures during the six months ended July 31, 2026 for the wholesale operations segment and retail operations segment were $15.8 million and $1.7 million, respectively. Capital expenditures during the six months ended July 31, 2025 for the wholesale operations segment and retail operations segment were $17.2 million and $1.2 million, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

For the three months ended July 31, 2026, the Company issued no shares of common stock and utilized 547,179 shares of treasury stock in connection with the vesting of equity awards. For the three months ended July 31, 2025, the Company issued no shares of common stock and utilized 63,362 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2026, the Company issued no shares of common stock and utilized 548,465 shares of treasury stock in connection with the vesting of equity awards. For the six months ended July 31, 2025, the Company issued no shares of common stock and utilized 277,191 shares of treasury stock in connection with the vesting of equity awards.

Dividends

On May 26, 2026, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the issued and outstanding common stock of the Company. The dividend was paid on July 8, 2026, to all stockholders of record as of June 22, 2026.

On August 18, 2026, the Board of Directors declared a cash dividend of $0.10 per share. The dividend will be paid on September 29, 2026 to all stockholders of record as of September 15, 2026.

NOTE 12 – IEEPA TARIFF REFUND

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

In April 2026, the Company assessed that the recovery of previously paid IEEPA tariffs was probable and reasonably estimable in accordance with the cost recovery accounting guidance, based on the Supreme Court ruling, the CIT order and actions taken by CBP regarding the refund process and other available information, including offers from third-party financial institutions to acquire the Company’s tariff refund claim. Accordingly, during the first quarter of fiscal 2027, the Company recorded a receivable of approximately $139.5 million related to IEEPA tariffs paid by the Company between February 2025 and February 2026, which was included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.

The accounting for the IEEPA tariff refund reflects the original treatment of the underlying tariff costs. During the six months ended July 31, 2026, the Company recognized a $126.4 million reduction in cost of goods sold in the Company’s condensed consolidated statements of income, representing the expense for IEEPA tariffs on inventory sold to customers since the tariffs were enacted in February 2025. Additionally, the Company recognized a $13.6 million reduction in the carrying value of its inventories on hand on the Company’s condensed consolidated balance sheet as of July 31, 2026 for tariffs previously capitalized as cost of inventory. Interest associated with refunded IEEPA tariffs is recognized in the Company’s condensed consolidated statements of income in the period it is received.

During the second quarter of fiscal 2027, the Company received approximately $129.7 million in tariff refunds and $4.2 million in statutory interest from the U.S. Department of Treasury related to its Phase 1 IEEPA tariff claim. The receipt of the principal reduced the previously recognized tariff refund receivable. The interest was recognized within interest and financing charges, net in the Company’s condensed consolidated statements of income and comprehensive income. As of July 31, 2026, the Company has a tariff refund receivable remaining of approximately $9.8 million which is expected to be processed as part of CBP's Phase 2 refund process.

The timing of cash receipts for the remaining tariff refund claim remains dependent upon the processing of refund claims by CBP and the U.S. Department of Treasury.

NOTE 13 – LITIGATION AND OTHER MATTERS

Litigation with PVH Corp.

On June 13, 2025, the Company filed a complaint against PVH Corp. and two of its subsidiaries (“Defendants”) in the New York County Commercial Division of the Supreme Court of the State of New York for breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with contract arising out of the unreasonable denial of the Company’s request to extend the Calvin Klein and Tommy Hilfiger licenses for the women’s suits category for an additional three-year period and other actions taken by Defendants that undermined the Company’s ability to perform under Calvin Klein and Tommy Hilfiger license agreements and subjected the Company to contractual penalties. On July 30, 2025, Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC filed their own complaint against G-III in the same court alleging breaches of the license agreements between the parties. On April 30, 2026, in response to the Company’s amended complaint, Defendants filed counterclaims alleging breaches of the license agreements. The Company has moved to dismiss those counterclaims. On June 18, 2026, the Company filed a motion seeking leave to file a second amended complaint to add allegations that the PVH parties tortiously interfered with the Company’s subsidiaries’ agreements with AWWG Investments B.V. (“AWWG”) and that the PVH parties breached the confidentiality provisions in the license agreements between the parties.

The Company believes that Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC’s complaint and counterclaims are without merit, and the Company intends to vigorously defend against these actions. Due to the uncertainty inherent in any litigation, the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter.

AWWG Brand Agency Termination

In fiscal 2025, the Company entered into agreements for AWWG to act as the official agent for DKNY, Donna Karan and Karl Lagerfeld across Spain and Portugal, as well as for the Company’s licensed Converse products in select countries. In

June 2026, the Company and AWWG agreed to terminate the brand agency agreements as well as certain related service agreements and are working toward an orderly transition of the affected operations with termination effective as of December 31, 2026.

NOTE 14 – RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

There was no accounting guidance adopted during the three months ended July 31, 2026.

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

NOTE 15 – MARC JACOBS ACQUISITION

On May 14, 2026, the Company entered into certain agreements relating to the acquisition of the Marc Jacobs business from LVMH Moet Hennessy Louis Vuitton Inc. and its affiliates (“LVMH”), which was completed as of September 1, 2026 (the “Closing Date”). The transaction was structured such that (i) MJ Topco, LLC (“IPCo”), a newly formed joint venture in which a subsidiary of the Company owns 50% of the membership interests and an affiliate of WHP Global (“WHP”) owns the remaining 50%, acquired all of the issued and outstanding units of Marc Jacobs Holdings, LLC through a wholly-owned indirect subsidiary, Majestic AcqCo, LLC, (ii) following such acquisition, the Company acquired 100% of the Marc Jacobs operating business through its subsidiaries, and (iii) IPCo retained the Marc Jacobs intellectual property and certain other retained assets. The Company funded its approximately $500 million investment using cash on hand and borrowings under its revolving credit facility. The Company will operate the business pursuant to a license from IPCo.

The license agreement, entered into on the Closing Date by IPCo and certain subsidiaries of the Company, granted an exclusive right to use the Marc Jacobs brand in the United States, Canada, Mexico and Western Europe for the distribution, promotion and sale of specified product categories, including women’s and men’s apparel, handbags, footwear, swim, small leather goods, luggage and cold weather accessories, through wholesale channels, branded retail stores and branded e-commerce sites. The initial term of the license agreement is from the Closing Date through December 2041, and we have 10 successive options to renew the license agreement for periods of 5 years.

Due to the limited time since the Closing Date, the initial accounting for the Marc Jacobs acquisition is incomplete as of the date of this filing. As such, it is impracticable for the Company to make certain business combination disclosures required by ASC 805 – Business Combinations at this time. The Company is unable to provide i) the allocation of the preliminary purchase price to the fair value of assets acquired and liabilities assumed and ii) supplemental pro forma revenue and earnings of the combined entity. The Company will provide this information in its quarterly report on Form 10-Q for the quarter ending October 31, 2026.

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

Each of Vilebrequin, KLH and certain other subsidiaries report results on a calendar year basis rather than on the January 31 fiscal year basis used by G-III. Accordingly, the results of Vilebrequin, KLH and certain other subsidiaries are included in the financial statements for the quarter ended or ending closest to G-III’s fiscal quarter end. For example, with respect to our results for the six-month period ended July 31, 2026, the results of Vilebrequin, KLH and certain other subsidiaries are included for the six-month period ended June 30, 2026. Our retail operations segment reports on a 52/53 week fiscal year. For fiscal 2027 and 2026, the three and six-month periods for the retail operations segment were each 13-week and 26-week periods and ended on August 1, 2026 and August 2, 2025, respectively.

Various statements contained in this Quarterly Report on Form 10-Q, in future filings by us with the SEC, in our press releases and in oral statements made from time to time by us or on our behalf constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on current expectations and are indicated by words or phrases such as “anticipate,” “estimate,” “expect,” “will,” “project,” “believe,” “envision,” “forecast” and similar words or phrases and involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from the expected results, performance or achievements expressed in or implied by such forward-looking statements. Forward-looking statements also include representations of our expectations or beliefs concerning future events that involve risks and uncertainties, including, but not limited to, the following:

●	the failure to maintain or renew our material license agreements could cause us to lose significant revenues and have a material adverse effect on our results of operations;
●	our dependence on the strategies and reputation of our licensors;
●	risks associated with our wholesale operations including risks relating to the image of our proprietary brands and business practices of our customers;
●	our use of social media and our collaborations with influencers;
●	risks associated with customers changing buying patterns, requesting additional allowances, developing private-label brands, or entering exclusive agreements with national brand manufacturers;
●	our significant customer concentration, and the risk that the loss of one of our largest customers could adversely affect our business;
●	risks relating to our retail operations segment;
●	dependence on existing management;
●	our ability to make strategic acquisitions and investments and possible disruptions from acquisitions (including our acquisition of the Marc Jacobs business and our joint venture with WHP Global that holds the Marc Jacobs intellectual property) and the risks associated with our ability to maintain an effective internal control environment;
●	risks relating to our acquisition of the Marc Jacobs business, including our ability to transition the Marc Jacobs business and to realize the anticipated benefits of the acquisition on a timely basis, the expenses related to the acquisition and the transition of the business, and our ability to operate the Marc Jacobs business being dependent on a license agreement that is terminable under certain circumstances;
●	seasonal nature of our business and effect of unseasonable or extreme weather on our business;
●	possible adverse effects from disruptions to the worldwide supply chain;
●	price, availability and quality of materials used in our products;
●	the need to protect our trademarks and other intellectual property;
●	risk that our partners may not generate expected sales or maintain the value of our brands;
●	the impact of the current economic and credit environment on us, our customers, suppliers and vendors, including without limitation, the effects of inflationary cost pressures and higher interest rates;
●	consolidation, bankruptcy or liquidation of major department, mass merchant and specialty store chains;
●	effects of war, acts of terrorism, natural disasters or public health crises could adversely affect our business and results of operations, including the conflicts in Ukraine and the Middle East;

●	our ability to anticipate and respond to changing customer preferences and shifts in fashion and industry trends in a timely manner;
●	our dependence on foreign manufacturers and arrangements with them, exposing us to potential import restrictions, duties and tariffs;
●	risks of expansion into foreign markets, conducting business internationally and exposures to foreign currencies;
●	risks associated with evolving privacy laws that impose additional limits on how we collect or use customer information;
●	our ability to comply with rules relating to the processing of credit card payments;
●	possible adverse effects of data security or privacy breaches;
●	risks related to use of artificial intelligence;
●	changes in trade policies and tariffs imposed by the United States government and the governments of other nations;
●	the impact on our business of the imposition of tariffs by the United States government and the escalation of trade tensions between countries;
●	changes in tax legislation or exposure to additional tax liabilities that could impact our business;
●	the effect of regulations applicable to us as a U.S. public company;
●	fluctuations in the price of our common stock;
●	potential effect on the price of our stock if actual results are worse than financial forecasts or if we are unable to provide financial forecasts;
●	impairment of our trademarks or other intangibles may require us to record charges against earnings;
●	our ability to pay dividends on our common stock;
●	the impact our indebtedness may have on our financial condition and our ability to obtain financing in the future; and
●	the operating and financial restrictions related to our ABL credit agreement that may limit our current and future operating flexibility.

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

Recent Developments

Marc Jacobs Acquisition and License

On May 14, 2026, we entered into certain agreements relating to the acquisition of the Marc Jacobs business (the “Marc Jacobs Acquisition”) from LVMH Moet Hennessy Louis Vuitton Inc. and its affiliates (“LVMH”), which was completed as of September 1, 2026 (the “Closing Date”). The transaction was structured such that (i) MJ Topco, LLC (“IPCo”), a newly formed joint venture in which a subsidiary of the Company owns 50% of the membership interests and an affiliate of WHP Global (“WHP”) owns the remaining 50%, acquired all of the issued and outstanding units of Marc Jacobs Holdings, LLC through a wholly-owned indirect subsidiary, Majestic AcqCo, LLC, (ii) following such acquisition, we acquired 100% of the Marc Jacobs operating business through our subsidiaries, and (iii) IPCo retained the Marc Jacobs intellectual property and certain other retained assets. We funded our approximately $500 million investment using cash on hand and borrowings under our revolving credit facility. We operate the business pursuant to a license from IPCo.

The license agreement, entered into on the Closing Date by IPCo and certain subsidiaries of the Company, granted an exclusive right to use the Marc Jacobs brand in the United States, Canada, Mexico and Western Europe for the distribution, promotion and sale of specified product categories, including women’s and men’s apparel, handbags, footwear, swim, small leather goods, luggage and cold weather accessories, through wholesale channels, branded retail stores and branded e-commerce sites. The initial term of the license agreement is from the Closing Date through December 2041, and we have 10 successive options to renew the license agreement for periods of 5 years.

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

AWWG Brand Agency Termination

In fiscal 2025, we entered into agreements for AWWG Investments B.V. (“AWWG”) to act as the official agent for DKNY, Donna Karan and Karl Lagerfeld across Spain and Portugal, as well as for our licensed Converse products in select countries. In June 2026, the Company and AWWG agreed to terminate the brand agency agreements as well as certain related service agreements and are working toward an orderly transition of the affected operations, with termination effective as of December 31, 2026.

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

Our retail operations segment consists primarily of direct sales to consumers through our company operated stores and product sales through our digital sites for the DKNY, Donna Karan, Karl Lagerfeld Paris and Wilsons Leather brands. As of July 31, 2026, our retail operations segment consisted of 47 company operated stores for our DKNY and Karl Lagerfeld Paris brands, substantially all of which are operated as outlet stores in North America.

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

In February 2026, the Supreme Court of the United States ruled against the current administration’s use of the International Emergency Economic Powers Act (“IEEPA”) to impose certain tariffs levied since February 2025. Pursuant to a court order on March 4, 2026 from the U.S. Court of International Trade (“CIT”) directing the refund of such tariffs, including applicable interest, on April 20, 2026, U.S. Customs and Border Protection (“CBP”) launched the Consolidated Administration and Processing of Entries (“CAPE”) system to facilitate refund claims, to which we have successfully submitted our refund claim. We received approximately $129.7 million in tariff refunds from the U.S. Department of Treasury during the second quarter of fiscal 2027. As of July 31, 2026, we have a tariff refund receivable remaining of approximately $9.8 million, which is included within prepaid expenses and other current assets in our condensed consolidated balance sheets. The timing of cash receipts for our remaining tariff refund claim remains dependent upon the processing of refund claims by CBP and the U.S. Department of Treasury.

Following the Supreme Court ruling, the current administration imposed a global tariff of 10% effective February 24, 2026, under Section 122 of the Trade Act of 1974. The Section 122 tariff expired on July 24, 2026 following the expiration of the 150-day period authorized under Section 122. On May 7, 2026, the CIT ruled that the Section 122 tariffs exceeded the President’s authority. The government appealed the CIT’s decision, and the U.S. Court of Appeals for the Federal Circuit stayed the CIT’s judgment pending resolution of the appeal.

Effective July 24, 2026, the Office of the United States Trade Representative (“USTR”) imposed additional tariffs under Section 301 of the Trade Act of 1974 on products imported from numerous countries. Subject to certain product exemptions, these tariffs include additional duties of 12.5% on products from China and Vietnam and 10% on products from Bangladesh. USTR also continues to pursue other Section 301 investigations involving various countries, including China, Vietnam and Bangladesh, which could result in additional tariffs or other trade restrictions.

While the elimination of IEEPA tariffs is expected to have a favorable impact on gross margin, the Section 301 tariffs that became effective in July 2026, as well as any additional tariffs or trade restrictions that may be imposed in the future, may offset such benefits and could adversely affect our financial results. We continue to monitor these changing tariffs and trade restrictions. We are taking steps to mitigate the impact of new and increased tariffs by working with our long-standing vendors to participate in the increased costs, increasing prices where possible and continuing to look for alternative sourcing options.

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

We have attempted to respond to general trends in our industry by continuing to focus on selling products with recognized brand equity, by attention to design, quality and value and by improving our sourcing capabilities. We have also pursued several strategic opportunities, such as (i) our purchase of the interests not previously owned by us that resulted in Karl Lagerfeld becoming our wholly-owned subsidiary, (ii) new license agreements entered into by us, such as our recent license agreements for the Halston, Champion, Converse, BCBG and French Connection brands and (iii) our formation of a joint venture with WHP which acquired Marc Jacobs Holdings, LLC. Our actions added to our portfolio of licensed and proprietary brands and helped diversify our business by adding new product lines and expanding distribution channels. We believe that our broad distribution capabilities help us to respond to the various shifts by consumers between distribution channels and that our operational capabilities will enable us to continue to be a vendor of choice for our retail partners.

Calvin Klein and Tommy Hilfiger Licenses

The sale of licensed products is an important part of our business. Net sales of products under the Calvin Klein and Tommy Hilfiger brands constituted approximately 28.0% of our net sales in fiscal 2026 and approximately 34.0% of our net sales in fiscal 2025.

Our licenses for Calvin Klein and Tommy Hilfiger products expire on a staggered basis, with expirations that began on December 31, 2024 and continue through December 31, 2026. Unless we are able to increase the sales of our other products, acquire new businesses and/or enter into other license agreements covering different products, the staggered expirations of the Calvin Klein and Tommy Hilfiger license agreements will cause a significant decrease in our net sales and have a material adverse effect on our results of operations.

We continue to take strategic actions to mitigate the loss of this business by continuing to develop and expand our owned brands, such as DKNY, Donna Karan and Karl Lagerfeld, through new product lines, marketing initiatives, international growth, executing on digital channel business opportunities and our recent formation of a joint venture with WHP which acquired Marc Jacobs Holdings, LLC. Additionally, we also recognize higher gross profit percentages on sales of our owned brands. We also seek to expand sales in our go-forward portfolio of licensed brands, including our team sports business, as well as through our recent licenses for the Halston and Champion brands that launched in fiscal 2025, the Converse and BCBG brands that launched in fiscal 2026 and the French Connection brand that launched in fiscal 2027.

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

Litigation with PVH Corp.

On June 13, 2025, the Company filed a complaint against PVH Corp. and two of its subsidiaries (“Defendants”) in the New York County Commercial Division of the Supreme Court of the State of New York for breach of contract, breach of the implied covenant of good faith and fair dealing, and tortious interference with contract arising out of the unreasonable denial of the Company’s request to extend the Calvin Klein and Tommy Hilfiger licenses for the women’s suits category for an additional three-year period and other actions taken by Defendants that undermined the Company’s ability to perform under Calvin Klein and Tommy Hilfiger license agreements and subjected the Company to contractual penalties. On July 30, 2025, Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC filed their own complaint against G-III in the same court alleging breaches of the license agreements between the parties. On April 30, 2026, in response to the Company’s amended complaint, Defendants filed counterclaims alleging breaches of the license agreements. The Company has moved to dismiss those counterclaims. On June 18, 2026, the Company filed a motion seeking leave to file a second amended complaint to add allegations that the PVH parties tortiously interfered with the Company’s subsidiaries’ agreements with AWWG, and that the PVH parties breached the confidentiality provisions in the license agreements between the parties.

The Company believes that Calvin Klein, Inc. and Tommy Hilfiger Licensing LLC’s complaint and counterclaims are without merit, and the Company intends to vigorously defend against these actions. Due to the uncertainty inherent in any litigation, the Company is unable to estimate any reasonably possible loss, or range of loss, with respect to this matter.

Tax Laws and Regulations

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2029. The OBBBA makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, and makes modifications to the international tax framework. We recognized the impact of the OBBBA in our second fiscal quarter ended July 31, 2025, the period in which the legislation was enacted. The impact of the OBBBA was immaterial to our provision for income taxes for the three and six months ended July 31, 2026 and our condensed consolidated balance sheet as of July 31, 2026.

In December 2022, the Council of the European Union (“EU”) announced that EU member states reached an agreement to implement the minimum tax component of the Organization for Economic Co-operation and Development’s (“OECD”) international tax reform initiative, known as Pillar Two. The Pillar Two Model Rules provide for a global minimum tax of 15% for multinational enterprise groups (“MNEs”) and were effective beginning fiscal 2025. In January 2026, the OECD introduced a side-by-side agreement in which U.S.-parented MNEs are exempt from certain aspects of the global minimum tax. This agreement is effective for our fiscal year ending January 31, 2027, but is subject to adoption by each jurisdiction. While these rules are not expected to have a material impact on our effective tax rate or financial results for fiscal 2027, we continue to monitor our operations and evolving tax legislation in the jurisdictions in which we operate.

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

Interest rates in the United States and certain international markets remain elevated, continuing to influence consumer borrowing costs and discretionary spending patterns. Higher interest rates increase the cost of our borrowing under our revolving credit facility, may increase economic uncertainty and may negatively affect consumer spending. Volatility in interest rates may adversely affect our business or our customers. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, or at all.

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

Supply Chain

The global supply chain continues to be negatively impacted by various factors, including the ongoing disruptions in the Middle East, the various tariffs imposed across all countries and recent typhoon activity in Asia. The latest developments related to Iran have added further uncertainty to our supply chain operations. Conflicts in the Middle East continue to cause major disruptions to global supply chains by impacting critical shipping routes through the Suez Canal and Red Sea for cargo, adding time and cost to shipments. To date, our business has not been significantly impacted by such disruptions; however, we have experienced shipping delays impacting the timing of inventory receipts. These delays have not resulted in a significant loss of customer sales. If there is further escalation of these conflicts, it may negatively impact the timely receipt of inventory as well as increase our shipping costs.

The imposition of tariffs by the U.S. government and certain foreign jurisdictions, along with geopolitical tensions, has created an uncertain environment for global trade. As the impact of new or increased tariffs, quotas, embargoes or other trade barriers that could impact our supply chain and cost structure is dependent on global trade negotiations, we continue to monitor these changing tariffs and trade restrictions. We source substantially all of our products from a global network of independent, third-party manufacturers, primarily located in Asia.

Recent typhoon activity across China and Vietnam has created significant disruption to ocean shipping throughout Asia. Repeated port closures and temporary terminal suspensions have interrupted vessel schedules, reduced terminal productivity and created vessel and container backlogs at several major export gateways. Shanghai and Ningbo have been particularly affected, as has the Hai Phong region of Vietnam. The series of typhoons has reduced schedule reliability across ocean shipping networks in Asia and is expected to result in longer transit times, an increased risk of cargo rollover, equipment and space constraints and downstream delays at destination ports as displaced vessel schedules move through the global network. Recovery at the most congested Chinese ports could take several weeks.

We will continue to monitor supply chain challenges and coordinate with our partners to divert or adjust routes and destinations accordingly to ensure timely delivery of our product.

Results of Operations

Three months ended July 31, 2026 compared to three months ended July 31, 2025

Net sales for the three months ended July 31, 2026 decreased to $554.1 million from $613.3 million in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $530.8 million for the three months ended July 31, 2026 from $589.0 million in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped, partially offset by higher average prices. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $95.2 million of our Calvin Klein and Tommy Hilfiger licensed products, due in part to several expired licenses that are not part of our go-forward business. These decreases were partially offset by increases in net sales of $28.9 million of our Donna Karan products and our BCBG, Converse and French Connection licensed products. The increase in sales of Donna Karan products was primarily related to the dresses, suits and sportswear categories.

Net sales of our retail operations segment decreased to $39.5 million for the three months ended July 31, 2026 from $41.1 million in the same period last year. The decrease in net sales in our retail operations segment was primarily the result of the transition of our G.H. Bass digital business to a licensee during the current fiscal year. The number of retail stores operated by us was 47 at both July 31, 2026 and 2025. Comparable store sales, which include both stores and digital channels, increased for Donna Karan and DKNY compared to the same period in the prior year.

Gross profit was $250.4 million, or 45.2% of net sales, for the three months ended July 31, 2026, compared to $250.5 million, or 40.8% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 43.3% in the three months ended July 31, 2026 compared to 38.9% in the same period last year. The gross profit percentage in the current year period was positively impacted by price increases as well as a shift in product mix to owned brands in which we recognize higher gross profit percentages compared to licensed brands. Additionally, the gross profit percentage in the prior year period was negatively impacted by increased tariffs. The gross profit percentage in our retail operations segment was 50.6% for the three months ended July 31, 2026 compared to 52.4% for the same period last year. The gross profit percentage in the current year period was negatively impacted by increased promotional activity.

Selling, general and administrative expenses increased to $231.4 million in the three months ended July 31, 2026 from $226.8 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment increased to $210.4 million in the three months ended July 31, 2026 from $205.9 million in the comparable period last year. The increase in expenses was primarily due to increases of (i) $6.3 million in professional fees related to our strategic joint venture to acquire the Marc Jacobs operating business as well as legal fees related to other matters and (ii) $5.1 million in compensation expenses, primarily due to an increase in salaries and share-based compensation expense. These increases were partially offset by a decrease of $6.9 million in third-party warehouse expenses resulting from shipping fewer units of inventory. Selling, general and administrative expenses of our retail operations segment were $21.0 million in the three months ended July 31, 2026 compared to $20.9 million in the same period last year.

Depreciation and amortization was $8.2 million for the three months ended July 31, 2026 compared to $7.3 million in the same period last year.

Other loss was $2.7 million in the three months ended July 31, 2026 compared to other loss of $0.7 million in the same period last year. Other loss in the current period consisted of $0.9 million of foreign currency loss during the current year period compared to $1.3 million of foreign currency income in the same period last year. Our foreign currency income and losses are primarily related to the euro. Additionally, other loss in the current period consisted of a $2.4 million loss from unconsolidated affiliates during the current year period compared to $2.0 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the three months ended July 31, 2026 resulted in income of $6.0 million compared to income of $0.3 million in the same period last year. The increase in interest income was primarily due to $4.2 million of interest income received from refunded IEEPA tariffs and a $1.3 million increase in investment income from having a larger cash position in the current period compared to the prior year’s period.

Income tax benefit was $6.1 million for the three months ended July 31, 2026 compared to income tax expense of $5.0 million for the same period last year. We recognized a negative effective tax rate of 43.5% in the current year’s quarter compared to a positive effective tax rate of 31.2% in last year’s comparable quarter. The negative effective tax rate in the current year period was driven by discrete items in the quarter, principally the release of a valuation allowance related to prior year impairments that have been determined to be deductible for tax purposes.

Six months ended July 31, 2026 compared to six months ended July 31, 2025

Net sales for the six months ended July 31, 2026 decreased to $1.09 billion from $1.20 billion in the same period last year. Net sales of our segments are reported before intercompany eliminations.

Net sales of our wholesale operations segment decreased to $1.05 billion for the six months ended July 31, 2026 from $1.15 billion in the comparable period last year. We sell a broad range of products at varying price points and deliver newly designed products each year. In addition, we have certain revenues, primarily from royalty revenues, that are not based on our shipping units of product. In total, our decrease in sales was driven by a decrease in the number of units we shipped, partially offset by higher average prices. The decrease in net sales of our wholesale operations segment was primarily the result of decreases in net sales of $186.3 million of our Calvin Klein and Tommy Hilfiger licensed products, due in part to several expired licenses that are not part of our go-forward business, as well as in DKNY products. These decreases were partially offset by increases in net sales of $71.8 million of our Donna Karan products and our BCBG, Converse and French Connection licensed products. The increase in sales of Donna Karan products was primarily related to the dresses, suits and sportswear categories.

Net sales of our retail operations segment increased to $80.1 million for the six months ended July 31, 2026 from $77.4 million in the same period last year. The increase in sales in our retail operations segment was the result of increased sales through our Karl Lagerfeld Paris stores, DKNY stores and Donna Karan website. The number of retail stores operated by us was 47 at both July 31, 2026 and 2025. Comparable store sales, which include both stores and digital channels, increased for Karl Lagerfeld Paris, Donna Karan and DKNY compared to the same period in the prior year.

Gross profit was $598.1 million, or 54.9% of net sales, for the six months ended July 31, 2026, compared to $497.0 million, or 41.5% of net sales, in the same period last year. The gross profit percentage in our wholesale operations segment was 53.4% in the six months ended July 31, 2026 compared to 39.6% in the same period last year. The gross profit percentage in the current year period was positively impacted by a benefit of $102.8 million recognized in cost of goods sold related to the recovery of previously incurred IEEPA tariffs on inventory sold in the prior year. Excluding the impact of the IEEPA tariff benefit, the gross profit percentage in our wholesale operations segment was 43.6% for the six months ended July 31, 2026, which was positively impacted by price increases as well as a shift in product mix to owned brands in which we recognize higher gross profit percentages compared to licensed brands. The gross profit percentage in our retail operations segment was 49.3% for the six months ended July 31, 2026 compared to 52.9% for the same period last year. The gross profit percentage in the current year period was negatively impacted by increased promotional activity.

Selling, general and administrative expenses increased to $486.7 million in the six months ended July 31, 2026 from $458.3 million in the same period last year. Selling, general and administrative expenses of our wholesale operations segment increased to $444.8 million in the six months ended July 31, 2026 from $415.6 million in the comparable period last year. The increase in expenses was primarily due to increases of (i) $22.5 million in compensation expenses, primarily due to an increase in incentive compensation, salaries and share-based compensation expense and (ii) $12.7 million in professional fees related to our strategic joint venture to acquire the Marc Jacobs operating business as well as legal fees related to other matters. These increases were partially offset by a decrease of $11.2 million in third-party warehouse expenses resulting from shipping fewer units of inventory. Selling, general and administrative expenses of our retail operations segment were $41.9 million during the six months ended July 31, 2026 compared to $42.7 million in the same period last year.

Depreciation and amortization was $15.4 million for the six months ended July 31, 2026 compared to $13.9 million in the same period last year.

Other loss was $3.5 million in the six months ended July 31, 2026 compared to other income of $2.8 million in the same period last year. Other loss in the current period consisted of $1.6 million of foreign currency loss during the current year period compared to $3.2 million of foreign currency income in the same period last year. Our foreign currency income and losses are primarily related to the euro. Additionally, other loss in the current period consisted of $2.4 million of losses from unconsolidated affiliates during the current year period compared to $0.4 million of losses from unconsolidated affiliates in the same period last year.

Interest and financing charges, net, for the six months ended July 31, 2026 resulted in income of $7.1 million compared to expense of $0.2 million in the same period last year. The increase in interest income was primarily due to $4.2 million of interest income received from refunded IEEPA tariffs and a $2.5 million increase in investment income from having a larger cash position in the current period compared to the prior year’s period.

Income tax expense was $13.0 million for the six months ended July 31, 2026 compared to $8.7 million for the same period last year. Our effective tax rate decreased to 13.0% in the current year’s period from 31.7% in last year’s comparable period. The lower effective tax rate in the current year period was driven by discrete items in the period, principally the tariff refund that was taxed at a lower rate and the release of a valuation allowance related to prior year impairments that have been determined to be deductible for tax purposes.

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

As of July 31, 2026, we had cash and cash equivalents of $529.2 million and availability under our revolving credit facility of approximately $470.0 million. As of July 31, 2026, we were in compliance with all covenants under our revolving credit facility.

On August 18, 2026, our Board of Directors declared a cash dividend of $0.10 per share. The dividend will be paid on September 29, 2026 to all stockholders of record as of September 15, 2026.

Tariff Refund

During the second quarter of fiscal 2027, we received approximately $129.7 million from the U.S. Department of Treasury related to our IEEPA tariff refund claim and approximately $4.2 million of statutory interest. As of July 31, 2026, approximately $9.8 million of our original tariff refund claim remains outstanding and is expected to be processed as part of CBP’s Phase 2 refund process.

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

Amounts available under the Third ABL Credit Agreement are subject to borrowing base formulas and overadvances as specified in the Third ABL Credit Agreement. Borrowings bear interest, at the Borrowers’ option, at Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a margin of 1.50% to 2.00%, or the alternate base rate plus a margin of 0.50% to 1.00% (defined as the greatest of (i) the “prime rate” of JPMorgan Chase Bank, N.A. from time to time, (ii) the federal funds rate plus 0.5% and (iii) SOFR for a borrowing with an interest period of one month plus 1.00%), with the applicable margin determined based on the Borrowers’ average daily availability under the Third ABL Credit Agreement. The Third ABL Credit Agreement is secured by specified assets of the Borrowers and the Guarantors. As of July 31, 2026, interest under the Third ABL Credit Agreement was being paid at an average rate of 7.25% per annum.

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

The Third ABL Credit Agreement contains covenants that, among other things, restrict our ability to, subject to specified exceptions, incur additional debt; incur liens; sell or dispose of certain assets; merge with other companies; liquidate or dissolve the Company; acquire other companies; make loans, advances, or guarantees; and make certain investments. In certain circumstances, the revolving credit facility also requires us to maintain a fixed charge coverage ratio, as defined in the agreement, not less than 1.00 to 1.00 for each period of twelve consecutive fiscal months. As of July 31, 2026, we were in compliance with these covenants.

As of July 31, 2026, we had no borrowings outstanding under the Third ABL Credit Agreement. The Third ABL Credit Agreement also includes amounts available for letters of credit. As of July 31, 2026, there were no outstanding trade letters of credit and $2.5 million of standby letters of credit.

We have a total of $6.3 million in debt issuance costs related to our Third ABL Credit Agreement. As permitted under ASC 835, the debt issuance costs have been deferred and are presented as an asset which is amortized ratably over the term of the Third ABL Credit Agreement. Total debt issuance costs, net of amortization, were $3.6 million, $4.8 million and $4.2 million as of July 31, 2026, July 31, 2025 and January 31, 2026, respectively.

Unsecured Loans

Several of the Company’s foreign entities borrow funds under various unsecured loans to provide funding for operations in the normal course of business. In the aggregate, the Company is currently required to make quarterly installment payments of principal in the amount of €0.8 million under these loans. Interest on the outstanding principal amount of the unsecured loans accrues at a fixed rate equal to 0% to 5.0% per annum, payable on either a quarterly or monthly basis. As of July 31, 2026, we had an aggregate outstanding balance of €1.9 million ($2.2 million) under these various unsecured loans.

Overdraft Facilities

Certain of our foreign entities entered into overdraft facilities that allow for applicable bank accounts to be in a negative position up to a certain maximum overdraft. These uncommitted overdraft facilities with HSBC Bank allow for an aggregate maximum overdraft of €10 million. Interest on drawn balances accrues at a rate equal to the EURIBOR plus a margin of 1.75% per annum, payable quarterly. The facility may be cancelled at any time by us or HSBC Bank. Certain of our foreign entities have also entered into several state backed overdraft facilities with UBS Bank in Switzerland for an aggregate of CHF 4.7 million at varying interest rates of 0% to 0.5%. As of July 31, 2026, we had an aggregate outstanding balance of €0.9 million ($1.0 million) under these various facilities.

Foreign Credit Facilities

KLH has a credit agreement with ABN AMRO Bank N.V. with a credit limit of €15.0 million which is secured by specified assets of KLH. Borrowings bear interest at the EURIBOR plus a margin of 1.7%. A subsidiary of Vilebrequin has a credit agreement with CIC Bank with a credit limit of €5.0 million. Borrowings bear interest at the Euro Short-Term Rate plus a margin of 1.75%. As of July 31, 2026, we had an aggregate outstanding balance of €4.0 million ($4.6 million) in borrowings outstanding under these credit facilities.

Outstanding Borrowings

Our primary operating cash requirements are to fund our seasonal buildup in inventories and accounts receivable, primarily during the second and third fiscal quarters each year. The primary sources to meet our operating cash requirements have been borrowings under the revolving credit facility and cash generated from operations.

We had no borrowings outstanding under our Third ABL Credit Agreement at July 31, 2026 and 2025, respectively. Our contingent liability under open letters of credit was approximately $2.5 million and $3.3 million at July 31, 2026 and 2025, respectively. We had an aggregate of €1.9 million ($2.2 million) and €4.4 million ($5.2 million) outstanding under our various unsecured loans as of July 31, 2026 and 2025, respectively. We had €0.9 million ($1.0 million) and €3.5 million ($4.1 million) outstanding under our overdraft facilities as of July 31, 2026 and 2025, respectively. We had €4.0 million ($4.6 million) and €5.3 million ($6.2 million) outstanding under our foreign credit facilities as of July 31, 2026 and 2025, respectively.

Supply Chain Finance Program

We have a voluntary supply chain finance program (the “SCF Program”) administered through a third-party platform. Our payment obligations confirmed under the SCF Program are due to a financial intermediary that will remit payment to our suppliers. The SCF Program also provides participating suppliers with the option to sell their receivables due from us, at their sole discretion, to a third-party financial institution at terms negotiated between the supplier and the financial institution. We are not a party to the agreements between the suppliers and the financial institution and have no economic interest in a supplier’s decision to sell a receivable. Our payment obligations to our suppliers, including the amounts due and payment terms, which generally do not exceed 75 days, are not impacted by a supplier’s participation in the SCF Program. See Note 8 – “Supply Chain Finance Program” in the Notes to Condensed Consolidated Financial Statements for further discussion of the SCF Program.

Share Repurchase Program

In April 2026, our Board of Directors authorized an increase in the number of shares covered by our share repurchase program to an aggregate amount of 10,000,000 shares. Pursuant to this program, during the six months ended July 31, 2026, we acquired 236,724 shares of our common stock for an aggregate purchase price of $7.9 million, excluding excise tax. The timing and actual number of shares repurchased, if any, will depend on a number of factors, including market conditions and prevailing stock prices, and are subject to compliance with certain covenants contained in our loan agreement. Share repurchases may take place on the open market, in privately negotiated transactions or by other means, and would be made in accordance with applicable securities laws. As of July 31, 2026, we had 9,763,276 shares remaining that are authorized for purchase under this program. As of September 3, 2026, we had 42,876,508 shares of common stock outstanding.

Cash from Operating Activities

We generated $178.7 million in cash from operating activities during the six months ended July 31, 2026, representing an increase of $9.9 million from $168.9 million of cash generated from operating activities during the six months ended July 31, 2025. This increase was primarily driven by an increase in our net income of $68.0 million, which includes the $126.4 million reduction in cost of goods sold and $4.2 million of interest income related to the IEEPA tariff refund, partially offset by a change in operating assets and liabilities of $53.2 million.  The $53.2 million decrease in changes in operating assets and liabilities balances was primarily driven by the following:

●	Accounts payable, accrued expenses and other liabilities increased $50.6 million in the current year period compared to an increase of $170.5 million in the same period last year as a result of decreased inventory purchases and accrued royalties in the current year period due to expired licenses, partially offset by a higher bonus accrual in the current year period. Additionally, accounts payable increased in the prior year due to the implementation of our SCF program which extended payment terms to our suppliers.
●	Accounts receivable decreased $133.6 million in the current year period compared to a decrease of $149.8 million in the same period last year as a result of a decline in net sales in the current year compared to the prior year resulting from expired licenses.
●	Inventories increased $95.0 million in the current year period compared to an increase of $161.7 million in the prior year period as a result of decreased inventory purchases in the current year period due to expired licenses.

Cash from Investing Activities

We used $17.6 million of cash in investing activities during the six months ended July 31, 2026 as a result of capital expenditures primarily related to leasehold improvements and computer software expenditures.

Cash from Financing Activities

Net cash used in financing activities was $36.4 million during the six months ended July 31, 2026 primarily as a result of $16.3 million of taxes paid in connection with net share settlements of vested stock grants, $8.5 million of cash dividends paid to common stockholders, $7.9 million used to repurchase 236,724 shares of our common stock under our share repurchase program, excluding excise tax and net repayments of $3.7 million under our various foreign credit facilities.

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

The accounting policies and related estimates described in our Annual Report on Form 10-K for the year ended January 31, 2026 are those that depend most heavily on these judgments and estimates. As of July 31, 2026, there have been no material changes to our critical accounting policies.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.      Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors contained in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2026 (the “Annual Report”), which could materially affect our business, financial condition and/or future results. Other than the risk factors set forth below relating to our acquisition of the Marc Jacobs business, which was completed on September 1, 2026, there have been no material changes in our risk factors from those set forth in the Annual Report. The risks described in the Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or future results.

Our interest in the Marc Jacobs intellectual property is held through a non-controlled joint venture, and our ability to operate the Marc Jacobs business depends on a license agreement that is terminable under certain circumstances.

The Marc Jacobs Acquisition was structured through IPCo, a joint venture in which we own 50% of the membership interests and an affiliate of WHP Global (“WHP”) owns the remaining 50%. IPCo retained ownership of the Marc Jacobs intellectual property. We operate the Marc Jacobs business pursuant to a license from IPCo that grants an exclusive right to use the Marc Jacobs brands in the United States, Canada, Mexico and Western Europe for specified product categories. The initial term of the license agreement runs through December 2041, and we have 10 successive options to renew the license agreement for periods of 5 years. The license agreement is terminable by IPCo if we fail to make required payments or otherwise materially breach the agreement, in each case subject to an opportunity to cure within a specified period of time.

IPCo is governed by a board of managers initially consisting of five managers, with two managers appointed by us and three appointed by WHP, which is subject to change in the future based on the relative ownership percentages of us and WHP in IPCo, and other circumstances provided in the amended and restated operating agreement of IPCo entered into at the closing. Subject to those potential changes or circumstances, WHP controls the board of IPCo. Certain significant decisions, including amendments to the operating agreement, mergers, acquisitions, dispositions, incurrence of indebtedness above certain thresholds, related party transactions and bankruptcy, require approval of both members for so long as they continue to own certain ownership percentages. Disagreements with WHP regarding the management or direction of IPCo or the Marc Jacobs intellectual property could adversely affect our ability to operate the Marc Jacobs business effectively. In addition, we and WHP generally may not transfer our membership interests in IPCo prior to the third anniversary of the closing, other than to permitted transferees or with the prior written consent of the other member, and any transfer after the third anniversary is subject to a right of first offer and tag along right in favor of the other party, which may limit our ability to exit or monetize our investment on favorable terms.

We may be unable to successfully transition and operate the Marc Jacobs business, and we may not realize the anticipated benefits of the Marc Jacobs Acquisition.

We are required to transition the Marc Jacobs operating business away from the infrastructure and support systems historically provided by LVMH. Pursuant to a Transition Services Agreement entered into at the closing, LVMH and/or third-party providers will provide certain transition services to Marc Jacobs International, L.L.C. and its subsidiaries for a limited period following the closing. Under the Transition Services Agreement, we have guaranteed the due, prompt and full performance by Marc Jacobs International and its subsidiaries of all of their payment and indemnification obligations thereunder. Our ability to realize the expected benefits of the Marc Jacobs Acquisition is subject to a number of risks, including:

●	our ability to build standalone operational capabilities for functions historically provided by LVMH prior to the expiration of the transition services; and
●	difficulties in retaining key creative, design and management personnel who may be critical to the brand’s identity and market position.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Marc Jacobs Acquisition and the transition of the business. Even if we are able to successfully transition and operate the Marc Jacobs business, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected, which could adversely impact our business, results of operations and financial condition.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to the Company’s common stock that the Company repurchased during the three months ended July 31, 2026. Included in this table are shares withheld during the three months ended July 31, 2026 to satisfy tax withholding requirements in connection with stock awards.

Date Purchased	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that may yet be Purchased Under the Program (2)
May 1 - May 31, 2026	—	$—	—	10,000,000
June 1 - June 30, 2026	552,871	34.43	82,644	9,917,356
July 1 - July 31, 2026	154,080	33.59	154,080	9,763,276
	706,951	$34.25	236,724	9,763,276

(1)	Included in this table are 470,227 shares withheld during June 2026 in connection with the settlement of vested restricted stock units to satisfy tax withholding requirements. Our 2015 Long-Term Incentive Plan provides that shares withheld are valued at the closing price per share on the date withheld.
(2)	In April 2026, our Board of Directors reapproved our previously authorized share repurchase program and increased the number of shares remaining under that program to 10,000,000 shares. This program has no expiration date. Repurchases under the program may be made from time to time through open market purchases, accelerated share repurchase programs, privately negotiated transactions or other methods, as we deem appropriate.

Item 5.        Other Information

During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.        Exhibits.

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated November 3, 1989).
3.1(a)	Certificate of Amendment of Certificate of Incorporation, dated June 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, dated September 13, 2006).
3.1(b)	Certificate of Amendment of Certificate of Incorporation, dated June 7, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated June 9, 2011).
3.1(c)	Certificate of Amendment of Certificate of Incorporation, dated June 30, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated July 1, 2015).
3.2	By-Laws, as amended, of G-III (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 15, 2013).
10.1	Equity Commitment Letter, dated as of May 14, 2026, by and between the Company and MJ Topco, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 14, 2026).
10.2

Equity Purchase and Distribution Agreement, dated as of May 14, 2026, by and among G-III Leather Fashions, Inc., MJ Topco, LLC and MJ Buyer Parent, LLC, and, solely for specified sections, G-III Apparel Group, Ltd. and WH Borrower, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, dated May 14, 2026).

10.3

Amended and Restated Operating Agreement of MJ Topco, LLC, dated as of September 1, 2026, by and among MJ Topco, LLC, MJWHP, LLC and G-III Investments, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, dated September 2, 2026).

10.4	G-III Apparel Group, Ltd. 2023 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix A of the Company’s Schedule 14A, filed on May 5, 2026).
31.1*

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026.

31.2*

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026.

32.1**

Certification by Morris Goldfarb, Chief Executive Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026.

32.2**

Certification by Neal S. Nackman, Chief Financial Officer of G-III Apparel Group, Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with G-III Apparel Group, Ltd.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2026.

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

G-III APPAREL GROUP, LTD. (Registrant)

Date: September 8, 2026	By:	/s/ Morris Goldfarb
Morris Goldfarb
Chief Executive Officer

Date: September 8, 2026	By:	/s/ Neal S. Nackman
Neal S. Nackman
Chief Financial Officer